Form 10QSB
period 2001-05-31
S D E HOLDINGS 3 INC
filed 2002-05-08
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: May 31, 2001

                         Commission file number 000-30145

                               S.D.E. HOLDINGS 3, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                  84-1529308
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


               3816 W. Linebaugh Avenue, Suite 200, Tampa, FL 33624
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (813) 960-0557
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

As of May 31 2001 1,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by S.D.E. Holdings 3, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2000, included in the Company's Form 10-KSB.

                              SDE HOLDINGS 3, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  MAY 31, 2001
                                   (UNAUDITED)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
SDE Holdings 3, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of SDE Holdings 3, Inc. for May 31, 2001 and the related statement of operations and cash flows for the three-months ended May 31, 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended May 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
April 29, 2002

                            S.D.E. HOLDINGS 3, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                                                May 31,                 February 29,
                                                                                  2001                      2001
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                  $ -                        $ -
                                                                            -----------------         ------------------

Total Current Assets                                                                       -                          -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                             $ -                        $ -
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable - Related Party                                                    $ 20                       $ 20
                                                                            -----------------         ------------------

Total Current Liabilities                                                                 20                         20
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $.001 Par Value, 25,000,000 shares
   authorized, 1,000,000 shares issued and outstanding                                 1,000                      1,000
Stock subscription receivable                                                           (800)                      (800)
Deficit accumulated during the development stage                                        (220)                      (220)
                                                                            -----------------         ------------------

                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                              (20)                       (20)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ -                        $ -
                                                                            =================         ==================


See Accountant's Review Report

                            S.D.E. HOLDINGS 3, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                                               January 19, 2000
                                                      Three-Months Ended                        (Inception) to
                                                           May 31,                                  May 30,
                                                      2001                2000                        2001
                                                      ----                ----                         ----

Revenue
   Revenue                                               $ -                  $ -                        $ -
                                                   ---------           ----------                    -------
Total Income                                               -                    -                          -

Operating Expenses
    General and Administrative                             -                    -                        220
                                                   ---------           ----------                    -------
Total Expenses                                             -                    -                        220
                                                   ---------           ----------                    -------
Net Loss From Operations                                   -                    -                       (220)
                                                   ---------           ----------                    -------
Other Income
   Interest Income                                         -                    -                          -
                                                   ---------           ----------                    -------
Net Loss                                                 $ -                  $ -                     $ (220)
                                                   =========           ==========                    =======
Per Share Information:

   Weighted average number of
     common shares outstanding                     1,000,000            1,000,000
                                                   ---------           ----------
Net Loss per Common Share                            *                   *
                                                   =========           ==========
* Less than $.01

See Accountant's Review Report

                            S.D.E. HOLDINGS 3, INC.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                  May 31, 2001
                                  (Unaudited)



                                                                                                           Deficit
                                                                                                            Accumulated
                                                                          Additonal                       During the
                                                Common Stock               Paid-In        Subscrfiption     Development
                                           # of Shares     Amount          Capital       Receivable         Stage             Totals
                                           -----------     ------          -------       ----------         -----             ------
-

Balance - January 19, 2000                         -             $ -             $ -                              $ -           $ -

Issuance for cash February 21, 2000        1,000,000           1,000               -            (800)               -           200

Net Loss for Period                                -               -               -               -             (220)         (220)
                                           ---------         -------            ----         -------           ------         ------
Balance - February 29, 2000                1,000,000           1,000               -            (800)            (220)          (20)
                                           ---------         -------            ----         -------           ------         ------
Net Loss for year                                  -               -               -                                -             -
                                           ---------         -------            ----         -------           ------         ------
Balance - February 28, 2001                1,000,000           1,000               -            (800)            (220)          (20)
                                           ---------         -------            ----         -------           ------         ------
Net Loss for Period                                -               -               -               -                -             -
                                           ---------         -------            ----         -------           ------         ------
Balance - May 31, 2001                     1,000,000         $ 1,000             $ -          $ (800)          $ (220)        $ (20)
                                           =========         =======            ====         =======           ======         ======

See Accountant's review Report

                            S.D.E. HOLDINGS 3, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                                                          January 19, 2000
                                                                             Three-Months Ended              (Inception) to
                                                                                   May 31,                      May 31,
                                                                           2001              2000                 2001
                                                                           ----              ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                    $ -               $ -                   $ (220)
Increase in Accounts Payable                                                  -                 -                       20
                                                                            ----             ----                   ------
Net Cash Flows Used by Operating Activities                                   -                 -                     (200)
                                                                            ----             ----                   ------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                                   -                 -                      200
                                                                            ----             ----                   ------
Net Cash Flows Provided by Financing Activities                               -                 -                      200
                                                                            ----             ----                   ------
Net Increase (Decrease) in Cash                                               -                 -                        -
                                                                            ----             ----                   ------
Cash and cash equivalents - Beginning of period                               -                 -                        -
                                                                            ----             ----                   ------
Cash and cash equivalents - End of period                                   $ -               $ -                      $ -
                                                                            ====             ====                   ======


Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                $ -               $ -                      $ -
                                                                            ====             ====                   ======
      Cash paid for Income Taxes                                            $ -               $ -                      $ -
                                                                            ====             ====                   ======

See Accountant's Review Report

                              SDE HOLDINGS 3, INC.
                          Notes to Financial Statements
                                  May 31, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of SDE Holdings 3, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of May 31, 2001 and the results of operations for the three-months ended May 31, 2001 and 2000, and cash flows for the three-months ended May 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended February 28, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and no current assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Three Month Period Ended May 31, 2001 compared to same period in 2000
- ------------------------------------------------------------------------------

     The Company had no operations or revenues for the three month period ended May 31, in 2001 or 2000. The Company incurred no expenses in the three month period in 2001 and 2002. The Company had no losses in the three month period in 2001 and 2002. The loss per share was none in the period in 2001 and 2002.

     (a) Plan of Operation. S.D.E. Holdings 3, Inc. (the "Company") intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter.

transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     (b) Liquidity and Capital Resources. At May 31, 2001, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party, however, the Company has had three judgments rendered against it for collection for old obligations for money due. Such judgements remain unsatisfied, and are carried as liabilities in the balance sheet.

Item 2. Changes in Securities.
- - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are necessary for this filing.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

 SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     S.D.E. Holdings 3, Inc.


Date: May 7, 2002
                                                   /s/Thomas McCrimmon
                                                    ------------------
                                                    Thomas McCrimmon, President