Form 10QSB
period 2001-08-31
S D E HOLDINGS 3 INC
filed 2002-05-08
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: August 31, 2001

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

Yes X  No

As of August 31, 2001 1,000,000 shares of common stock were outstanding.

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

                                  AUGUST 31, 2001
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
SDE Holdings 3, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of SDE Holdings 3, Inc. for August 31, 2001 and the related statement of operations and cash flows for the three-months ended August 31, 2001 and 2000, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended August 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
April 29, 2002

/S/Michael Johnson & Co., LLC

                              SDE HOLDINGS 3, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)






                                                                               August 31,                February 28
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
                                                                            =================         ==================

See Accountant's Review Report

                              SDE HOLDINGS 3, INC.
                         (A Development State company)
                            Statements of Operations
                                  (Unaudited)


                                                                                                       January 19, 2000
                                          Three-Months Ended                Six-Months Ended            (Inception) to
                                              August 31,                       August 31,                      August 31,
                                         2001            2000             2001            2000              2001
                                         ----            ----             ----            ----              ----

Revenue
   Revenue                                 $ -            $ -               $ -            $ -                $ -
                                    ----------     ----------        ----------     ----------            -------
Total Income                                 -              -                 -              -                  -

Operating Expenses
    General and Administrative               -              -                 -              -                220
                                    ----------     ----------        ----------     ----------            -------
Total Expenses                               -              -                 -              -                220
                                    ----------     ----------        ----------     ----------            -------
Net Loss From Operations                     -              -                 -              -               (220)
                                    ----------     ----------        ----------     ----------            -------
Other Income
   Interest Income                           -              -                 -              -                  -
                                    ----------     ----------        ----------     ----------            -------
Net Loss                                   $ -            $ -               $ -            $ -             $ (220)
                                    ==========     ==========        ==========     ==========            =======
Per Share Information:

   Weighted average number of
     common shares outstanding       1,000,000      1,000,000         1,000,000      1,000,000
                                    ----------     ----------        ----------     ----------
Net Loss per Common Share               *               *                *               *
                                    ==========     ==========        ==========     ==========
* Less than $.01


See Accountant's Review Report

                              SDE HOLDINGS 3, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                August 31, 2001
                                  (Unaudited)


                                                                                                           Deficit
                                                                                                            Accumulated
                                                                          Additonal                       During the
                                                Common Stock               Paid-In        Subscription      Development
                                           # of Shares     Amount          Capital       Receivable         Stage             Totals
                                           -----------     ------          -------       ----------         -----             ------
-

Balance - January 19, 2000                         -             $ -             $ -             $ -              $ -           $ -

Issuance for cash February 21, 2000        1,000,000           1,000               -            (800)               -           200

Net Loss for Period                                -               -               -               -             (220)         (220)
                                           ---------        --------            ----         -------           ------         ------
Balance - February 29, 2000                1,000,000           1,000               -            (800)            (220)          (20)
                                           ---------        --------            ----         -------           ------         ------
Net Loss for year                                  -               -               -                                -             -
                                           ---------        --------            ----         -------           ------         ------
Balance - February 29, 2001                1,000,000           1,000               -            (800)            (220)          (20)
                                           ---------        --------            ----         -------           ------         ------
Net Loss for Period                                -               -               -               -                -             -
                                           ---------        --------            ----         -------           ------         ------
Balance - August 31, 2001                  1,000,000         $ 1,000             $ -          $ (800)          $ (220)        $ (20)
                                           =========        ========            ====         =======           ======         ======

See Accountant's Review Report

                              SDE HOLDINGS 3, INC.
                         (A Development Stage Company)
                                  (Unaudited)



                                                                                                    January 19, 2000
                                                                        Six-Months Ended            (Inception) to
                                                                            August 31,                 August 31,
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
                                                                      ====             ====               ======

See Accountant's Review Report

                              SDE HOLDINGS 3, INC.
                          Notes to Financial Statements
                                 August 31, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of SDE Holdings 3, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2001 and the results of operations for the three-months and six-months ended August 31, 2001 and 2000, and cash flows for the six-months ended August 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended August 31, 2001 compared to same period in 2000
- ------------------------------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2001 and 2000. The net loss was none in the period in 2001 and 2000. The loss per share in the quarter in 2002 and 2001 was none.

Results of Operations for the Six Month Period Ended August 31, 2001 compared to same period in 2000
- ------------------------------------------------------------------------------

     The Company had no operations or revenues for the six month period ended August 31, in 2001 or 2000. The Company had no expenses in the six month period in 2001 and 2000. The Company had no losses in the six month period in 2001 and 2000. The loss per share was none in the period in 2001 and 2002.

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

     (b) Liquidity and Capital Resources. At August 31, 2001, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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