Form 10QSB
period 2002-03-31
S D E HOLDINGS 3 INC
filed 2002-05-14
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
                                                       0-30145
March 31, 2002                                         33-41063-A

                        GLOBAL ASSETS & SERVICES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                               59-3723328
- ------------------------------------               --------------------------
State or Other Jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

3816 W. Linebaugh Ave., Suite 200, Tampa, FL, 33624
- --------------------------------------------------------
(Address of principal Executive Offices                     Zip Code)

Registrant's telephone number, including area code: (813) 964-1300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes   X     No
                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         7,817,767 as of March 31, 2002

                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Global Assets and Services, Inc.
Tampa, FL


We have reviewed the accompanying balance sheet of Global Assets and Services, Inc. for March 31, 2002 and the related statement of operations and cash flows for the three-months ended March 31, 2002 and 2001, and May 25, 1988 (inception) to March 31, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC
Denver, CO
May 10, 2002

/s/Michael Johnson & Co., LLC

                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                               March 31,                December 31,
                                                                                  2002                      2001
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                              $ 2,133                      $ 100
                                                                            -----------------         ------------------

      Total current assets                                                             2,133                        100
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                         $ 2,133                      $ 100
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 46,162                   $ 36,162
                                                                            -----------------         ------------------

Total Current Liabilities                                                             46,162                     36,162
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $0.01 Par Value, 100,000,000 shares
   authorized, 7,817,767 shares issued and outstanding                                 7,817                      7,797
Additional Paid-In Capital                                                           212,546                    204,566
Deficit accumulated during the development stage                                    (264,392)                  (248,425)
                                                                            -----------------         ------------------

Total Stockholders' Deficit                                                          (44,029)                   (36,062)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 2,133                      $ 100
                                                                            =================         ==================

See Accountants Review Record

                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                                          May 25, 1988
                                                      Three-Months Ended                 (Inception) to
                                                           March 31,                         March 31,
                                                    2002               2001                   2002
                                                    ----               ----                   ----

Revenue
   Revenue                                            $ -                $ -               $ 846,545
   (Less) Cost of Sales                                 -                  -                (336,524)
                                                 --------              -----               ---------
Total Income                                            -                  -                 510,021

Operating Expenses
   Doubtful Accounts                                    -                  -                  34,469
   Consultant Fees                                      -                  -                 342,179
   Legal & Accounting                              10,000                  -                  88,692
   Advertising                                          -                  -                  14,542
   Interest Expense                                     -                  -                   8,577
   Telephone                                            -                  -                  26,242
   Rent                                             2,894                  -                  45,564
   Other General Expenses                           3,073                  -                 218,169
                                                ---------              -----               ---------
Total Expenses                                     15,967                  -                 778,434
                                                ---------              -----               ---------
Net Loss From Operations                          (15,967)                 -                (268,413)
                                                ---------              -----               ---------
Other Income
   Interest Income                                      -                  -                   4,021
                                                ---------              -----               ---------
Net Loss                                        $ (15,967)               $ -              $ (264,392)
                                                =========              =====               =========
Per Share Information:

   Weighted average number of
     common shares outstanding                  7,797,767          4,397,767
                                                ---------          ---------
Net Loss per Common Share                         *                  *
                                                =========          =========
* Less than $.01

See Accountants Review Report

                         GLOBAL ASSETS & SERVICES, INC.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                 March 31, 2002
                                  (Unaudited)


                                                                                                                Deficit
                                                                                                             Accumulated
                                                                                                Additonal     During the
                                         Preferred Stock                Common Stock           Paid-In       Development
                                    # of Shares      Amount         # of Shares   Amount       Capital        Stage          Totals
                                    -----------      ------         -----------   ------       -------        -----          ------


Balance December 31, 1995                   -              $ -      3,575,268      $ 3,575      $ 87,810    $ (132,399)   $ (41,014)

Issuance for Merger                   693,221       55,556,100         66,533           67           (67)            -   55,556,100
Reverse Merger                       (486,754)     (48,675,400)             -            -             -             -  (48,675,400)
Deduction other assets                      -       (6,763,122)             -            -                           -   (6,763,122)
Net Loss for Year                           -                -              -            -             -       (72,473)     (72,473)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 1996           206,467          117,578      3,641,801        3,642        87,743      (204,872)       4,091
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Preferred Stock to Common Stock      (206,467)        (117,578)       755,966          755       116,823             -            -
Net Loss for year                           -                -              -            -             -        (4,091)      (4,091)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 1997                 -                -      4,397,767        4,397       204,566      (208,963)           -
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 1998                 -                -      4,397,767        4,397       204,566      (208,963)           -
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 1999                 -                -      4,397,767        4,397       204,566      (208,963)           -
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 2000                 -                -      4,397,767        4,397       204,566      (208,963)           -
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Issuance of stock for services 12/11        -                -      3,400,000        3,400             -             -        3,400
Loss for year                               -                -              -            -             -       (39,462)     (39,462)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 2001                 -                -      7,797,767        7,797       204,566      (248,425)     (36,062)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Issuance of stock for cash 3/28             -                -         20,000           20         7,980             -        8,000
Loss for period                             -                -              -            -             -       (15,967)     (15,967)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - March 31, 2002                    -              $ -      7,817,767      $ 7,817     $ 212,546    $ (264,392)   $ (44,029)
                                     ========      ===========      =========      =======      ========     =========   ===========

See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)





                                                                                                            May 25, 1988
                                                                            Three-Months Ended             (Inception) to
                                                                                 March 31,                     March 31,
                                                                         2002               2001                2002
                                                                         ----               ----                ----

Cash Flows from Operating Activities:
Net Loss                                                                 $(15,967)               $ -            $ (264,392)
Issuance of stock for services                                                  -                  -                 3,400
Increase in accounts payable                                               10,000                  -                46,162
                                                                         --------               ----            ----------
Net Cash Flows Used by Operating Activities                                (5,967)                 -              (214,830)
                                                                         --------               ----            ----------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                                 8,000                  -               216,963
                                                                         --------               ----            ----------
Net Cash Flows Provided by Financing Activities                             8,000                  -               216,963
                                                                         --------               ----            ----------
Net Increase (Decrease) in Cash                                             2,033                  -                 2,133
                                                                         --------               ----            ----------
Cash and cash equivalents - Beginning of period                               100                  -                     -
                                                                         --------               ----            ----------
Cash and cash equivalents - End of period                                 $ 2,133                $ -               $ 2,133
                                                                         ========               ====            ==========


Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                  $ -                $ -                   $ -
                                                                         ========               ====            ==========
      Cash paid for Income Taxes                                              $ -                $ -                   $ -
                                                                         ========               ====            ==========
Non-Cash Transactions
      Common stock issued in exchange for services                            $ -                $ -               $ 3,400
                                                                         ========               ====            ==========

See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Art, Music and Entertainment, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three-months ended March 31, 2002 and 2001, and May 25, 1988 (inception) to March 31, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2002
- -----------------------------------------------------------------

The Company had legal and accounting expenses and general and administrative costs for the three month period in 2002 of $15,967 compared to none in 2001. There were no revenues for the period in 2002 or 2001. The Company recorded net loss in the period in 2002 of ($15,967) and no profit/loss in 2001. The net loss per share was nominal in the period in 2002 compared to none in 2001. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal cash capital at the end of the period, which is insufficient for any significant operations. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans, or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
- -------    -----------------

           None

ITEM 2.    CHANGES IN SECURITIES
- -------    ---------------------

           On March 28, 2002 the company issued 20,000 shares of common stock for $8,000 cash in a private placement.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
- -------    ------------------------------

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------    ---------------------------------------------------

           None

ITEM 5.    OTHER INFORMATION
- -------    -----------------

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- -------    --------------------------------

                8/K March 15, 2002
                8/K January 18, 2002

                          GLOBAL ASSETS & SERVICES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GLOBAL ASSETS & SERVICES, INC.



Date: May 14, 2002                      /s/ Thomas McCrimmon
                                             -----------------------------------
                                             Thomas McCrimmon, President