Form 10QSB
period 2002-06-30
GLOBAL ASSETS & SERVICES INC
filed 2002-08-16
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
                                                       0-30145
June 30, 2002                                         33-41063-A

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

                         16,117,767 as of June 30, 2002

                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                JUNE 30, 2002
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Global Assets and Services, Inc.
Tampa, FL


We have reviewed the accompanying balance sheet of Global Assets and Services, Inc. for June 30, 2002 and the related statement of operations for the three and six-months ended June 30, 2002 and 2001, and cash flows for the six-months ended June 30, 2002 and 2001, and May 25, 1988 (inception) to June 30, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC
Denver, CO
August 10, 2002

/s/Michael Johnson & Co., LLC

                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                               June 30,                December 31,
                                                                                  2002                      2001
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                              $ 573                        $ 100
                                                                            -----------------         ------------------

      Total current assets                                                             573                          100
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                         $ 573                        $ 100
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 61,037                   $ 36,162
                                                                            -----------------         ------------------

Total Current Liabilities                                                             61,037                     36,162
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $0.01 Par Value, 100,000,000 shares
   authorized, 16,117,767 shares issued and outstanding                               16,117                      7,797
Additional Paid-In Capital                                                           209,146                    204,566
Deficit accumulated during the development stage                                    (285,727)                  (248,425)
                                                                            -----------------         ------------------

Total Stockholders' Deficit                                                          (60,464)                   (36,062)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 573                        $ 100
                                                                            =================         ==================

See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                 May 25, 1988
                                    Three-Months Ended             Six-Months Ended             (Inception) to
                                  June 30,                      June 30,                          June 30,
                                    2002           2001           2002          2001             2002
                                    ----           ----           ----          ----             ----

Revenue
   Revenue                              $ -            $ -            $ -           $ -         $ 846,545
   (Less) Cost of Sales                   -              -              -             -          (336,524)
                                  ---------            ----     ---------          ----        ----------
Total Income                              -              -              -             -           510,021

Operating Expenses
   Doubtful Accounts                      -              -              -             -            34,469
   Consultant Fees                   15,046              -         15,046             -           357,225
   Legal & Accounting                     -              -         10,000             -            88,692
   Advertising                            -              -              -             -            14,542
   Interest Expense                       -              -              -             -             8,577
   Telephone                              -              -              -             -            26,242
   Rent                               4,314              -          7,208             -            49,878
   Other General Expenses             1,975              -          5,048             -           220,144
                                  ---------            ----     ---------          ----        ----------
Total Expenses                       21,335              -         37,302             -           799,769
                                  ---------            ----     ---------          ----        ----------
Net Loss From Operations            (21,335)             -        (37,302)            -          (289,748)
                                  ---------            ----     ---------          ----        ----------
Other Income
   Interest Income                        -              -              -             -             4,021
                                  ---------            ----     ---------          ----        ----------
Net Loss                          $ (21,335)           $ -      $ (37,302)          $ -        $ (285,727)
                                  =========            ====     =========          ====        ==========
Per Share Information:

   Weighted average number of
     common shares outstanding    9,101,100      4,397,767      9,101,100     4,397,767
                                  ---------      ---------      ---------     ---------
Net Loss per Common Share             *              *              *             *
                                  =========      =========      =========     =========
* Less than $.01

See Accountants Review Report

                         GLOBAL ASSETS & SERVICES, INC.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                 June 30, 2002
                                  (Unaudited)


                                                                                                                Deficit
                                                                                                             Accumulated
                                                                                               Additional     During the
                                         Preferred Stock                Common Stock           Paid-In       Development
                                    # of Shares      Amount         # of Shares   Amount       Capital        Stage          Totals
                                    -----------      ------         -----------   ------       -------        -----          ------


Balance December 31, 1995                   -              $ -      3,575,268      $ 3,575      $ 87,810    $ (132,399)   $ (41,014)

Issuance for Merger                   693,221       55,556,100         66,533           67           (67)            -   55,556,100
Reverse Merger                       (486,754)     (48,675,400)             -            -             -             -  (48,675,400)
Deduction other assets                      -       (6,763,122)             -            -                           -   (6,763,122)
Net Loss for Year                           -                -              -            -             -       (72,473)     (72,473)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 1996           206,467          117,578      3,641,801        3,642        87,743      (204,872)       4,091
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Preferred Stock to Common Stock      (206,467)        (117,578)       755,966          755       116,823             -            -
Net Loss for year                           -                -              -            -             -        (4,091)      (4,091)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 1997                 -                -      4,397,767        4,397       204,566      (208,963)           -
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 1998                 -                -      4,397,767        4,397       204,566      (208,963)           -
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 1999                 -                -      4,397,767        4,397       204,566      (208,963)           -
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 2000                 -                -      4,397,767        4,397       204,566      (208,963)           -
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Issuance of stock for services 12/11        -                -      3,400,000        3,400             -             -        3,400
Loss for year                               -                -              -            -             -       (39,462)     (39,462)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - December 31, 2001                 -                -      7,797,767        7,797       204,566      (248,425)     (36,062)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Issuance of stock for cash 3/28             -                -         20,000           20         7,980             -        8,000
Issuance of stock for services 3/28         -                -      6,800,000        6,800        (3,400)            -        3,400
Issuance of stock for services 4/2          -                -      1,000,000        1,000             -             -        1,000
Issuance of stock for services 6/18         -                -        500,000          500             -             -          500
Loss for period                             -                -              -            -             -       (37,032)     (37,302)
                                     --------      -----------      ---------      -------      --------     ---------   -----------
Balance - March 31, 2002                    -              $ -     16,117,767      $16,117     $ 209,146    $ (285,727)   $ (60,464)
                                     ========      ===========      =========      =======      ========     =========   ===========

See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                            May 25, 1988
                                                                             Six-Months Ended              (Inception) to
                                                                                 June 30,                     June 30,
                                                                         2002               2001                2002
                                                                         ----               ----                ----
Cash Flows from Operating Activities:
Net Loss                                                                 $(37,302)               $ -            $ (285,727)

Adjustments to reconcile net loss to cash
   used in operating activities:
   Issuance of stock for services                                           4,900                  -                 8,300
   Increase in accounts payable                                            24,875                  -                61,037
                                                                         --------                ----           ----------
Net Cash Flows Used by Operating Activities                                (7,527)                 -              (216,390)
                                                                         --------                ----           ----------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                                 8,000                  -               216,963
                                                                         --------                ----           ----------
Net Cash Flows Provided by Financing Activities                             8,000                  -               216,963
                                                                         --------                ----           ----------
Net Increase (Decrease) in Cash                                               473                  -                   573
                                                                         --------                ----           ----------
Cash and cash equivalents - Beginning of period                               100                  -                     -
                                                                         --------                ----           ----------
Cash and cash equivalents - End of period                                   $ 573                $ -                 $ 573
                                                                         ========                ====           ==========


Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                  $ -                $ -                   $ -
                                                                         ========                ====           ==========
      Cash paid for Income Taxes                                              $ -                $ -                   $ -
                                                                         ========                ====           ==========
Non-Cash Transactions
      Common stock issued in exchange for services                        $ 4,900                $ -               $ 8,300
        8,300,000 shares issued                                          ========                ====           ==========


See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Global Assets and Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six-months ended June 30, 2002 and 2001, and the related cash flows for the six-months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - Subsequent Event:

A Consulting Agreement was entered into on July 2, 2002 between Global Assets and Services, and Mike Littman. The agreement states that in consideration of the services already provided, the Consultant shall receive 610,000 shares of common stock, which shall be issued for $61, 037 for prior services rendered to the Company. An additional 100,000 shares of common stock are to be issued to Jeffrey Lang for future consulting services.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- ------------------------------------------------------------------------------
of Operations
- -------------

Results of Operations for the quarter ended June 30, 2002 compared to quarter
--------------------------------------------------------------------------------
ended June 30, 2001
- ---------------------

         The Company had no revenue for the period in 2002 or 2001. The company incurred expenses totalling $21,335 in the quarter in 2002 compared to no expenses in the quarter in 2001. The increased expenses in the quarter in 2002 consisted of $15,046 in consulting fees, rent of $4,314 and miscellaneous expenses of $1,975. The company had a net loss of ($21,355) in the quarter in 2002 compared to no profit or loss in the quarter in 2001. The company had a nominal loss per share in the quarter in 2002 and no profit/loss per share in the quarter in 2001.

Comparison  of  Operating  Results for the Six  Months Ended June 30, 2002 and
- -----------------------------------------------------------------------------
June 30, 2001
- -------------

     The Company had no revenues for the six month period ended June 30 in 2002 or 2001. The Company incurred expenses in the quarter in 2002 of $37,302 compared to none in the period in 2001. The company incurred $15,046 in consulting, $10,000 legal and accounting, $7,208 in rent, and $5,048 in miscellaneous expenses in the period in 2001 compared to none in 2001 in the period. The company had a net loss of ($37,302) in the six month period in 2002 compared to no profit or loss in 2001. The net loss per share was nominal for the period in 2002 and none in the period in 2001.

The company expects to continue to incur expenses for the forseeable future at a similar rate as in the six month period in 2002. It cannot predict revenues at the date of this report.

Liquidity and Capital Resources
- -------------------------------

     At June, 2002, the Company had $573 cash and no other tangible assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

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

                8/K 12g3/A April 25, 2002
                8/K 12g3 April 25, 2002

                          GLOBAL ASSETS & SERVICES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GLOBAL ASSETS & SERVICES, INC.



Date: August 14, 2002                      /s/ Thomas McCrimmon
                                             -----------------------------------
                                             Thomas McCrimmon, President