Form 10QSB/A
period 2002-06-30
GLOBAL ASSETS & SERVICES INC
filed 2002-08-27
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB/A


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



                                             GLOBAL ASSETS & SERVICES, INC.



Date: August 23, 2002                      /s/ Bertram Cutler
                                             -----------------------------------
                                            Bertram Cutler, President, CEO-  CFO