Form 10QSB/A
period 2002-06-30
GLOBAL ASSETS & SERVICES INC
filed 2002-09-03
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB/A

                                  Amendment #2


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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
- -------    -----------------

           None

ITEM 2.    CHANGES IN SECURITIES
- -------    ---------------------

           On March 28, 2002 the company issued 20,000 shares of common stock for $8,000 cash in a private placement.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES
- -------    ------------------------------

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------    ---------------------------------------------------

           None

ITEM 5.    OTHER INFORMATION
- -------    -----------------

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
--------   --------------------------------

                8/K 12g3/A April 25, 2002
                8/K 12g3 April 25, 2002


Exhibit 99.14  Other Consent
Exhibit 99.14B Other Consent

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