Form 10QSB
period 2002-09-30
GLOBAL ASSETS & SERVICES INC
filed 2002-11-19
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
                                                       0-30145
September 30, 2002                                     33-41063-A

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

                         19,247,767 as of September 30, 2002

                         GLOBAL ASSETS & SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                           ACCOUNTANT'S REVIEW REPORT
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




Board of Directors of
Global Assets and Services, Inc.
Tampa, FL

We have reviewed the accompanying balance sheet for Global Assets & Services, Inc. (a development stage company) for September 30, 2002 and the related statements of operations for the three and nine-months ended September 30, 2002 and 2001 and for the period from May 25, 1988 (inception) to September 30, 2002 and cash flows for the nine-months ended September 30, 2002 and 2001 and for the period from May 25, 1988 (inception) to September 30, 2002, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
November 14, 2002

/s/Michael Johnson & Co., LLC



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                               September 30,              December 31,
                                                                                   2002                       2001
                                                                             ------------------         ------------------
ASSETS:
Current assets:
   Cash                                                                               $ 12,853                      $ 100
                                                                             ------------------         ------------------

      Total current assets                                                              12,853                        100
                                                                             ------------------         ------------------

Other assets:
    Intangible asset                                                                   656,250                          -
                                                                             ------------------         ------------------

       Total other assets                                                              656,250                          -
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                         $ 669,103                      $ 100
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                            $ 7,869                   $ 36,162
                                                                             ------------------         ------------------

Total Current Liabilities                                                                7,869                     36,162
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.001 Par Value, 100,000,000 shares
   authorized, 19,247,767 shares issued and outstanding                                 19,247                      7,797
Additional Paid-In Capital                                                           1,174,553                    204,566
Deficit accumulated during the development stage                                      (532,566)                  (248,425)
                                                                             ------------------         ------------------

Total Stockholders' Equity (Deficit)                                                   661,234                    (36,062)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 669,103                      $ 100
                                                                             ==================         ==================

See Accountants Review Report






                                                                                                              May 25, 1988
                                          Three-Months Ended                   Nine-Months Ended             (Inception) to
                                              September 30,                       September 30,               September 30,
                                         2002             2001               2002             2001                2002
                                         ----             ----               ----             ----                ----

Revenue
   Revenue                                    $ -              $ -                 $ -             $ -            $ 846,545
   (Less) Cost of Sales                         -                -                   -               -             (336,524)
                                       ----------        ---------          ----------       ---------           ----------
Total Income                                    -                -                   -               -              510,021

Operating Expenses
   Doubtful Accounts                            -                -                   -               -               34,469
   Consultant Fees                        221,250                -             236,296               -              578,475
   Legal & Accounting                      18,391                -              28,391               -              107,083
   Advertising                                  -                -                   -               -               14,542
   Interest Expense                             -                -                   -               -                8,577
   Telephone                                  159                -                 159               -               26,401
   Travel                                   5,000                -               5,000               -                5,000
   Rent                                     1,457                -               8,665               -               51,335
   Other General Expenses                     582                -               5,630               -              220,726
                                       ----------        ---------          ----------       ---------           ----------
Total Expenses                            246,839                -             284,141               -            1,046,608
                                       ----------        ---------          ----------       ---------           ----------
Net Loss From Operations                 (246,839)               -            (284,141)              -             (536,587)
                                       ----------        ---------          ----------       ---------           ----------
Other Income
   Interest Income                              -                -                   -               -                4,021
                                       ----------        ---------          ----------       ---------           ----------
Net Loss                               $ (246,839)             $ -          $ (284,141)            $ -           $ (532,566)
                                       ==========        =========          ==========       =========           ==========
Per Share Information:

   Weighted average number of
     common shares outstanding         16,117,767        4,397,767          16,117,767       4,397,767
                                       ----------        ---------          ----------       ----------
Net Loss per Common Share                  *                *                  *                *
                                       ==========        =========          ==========       ==========
* Less than $.01

See Accountants Review Report



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage company)
                  Statement of Stockholders' Equity (Deficit)
                               September 30, 2002
                                  (Unaudited)



                                                                                                              Deficit
                                                                                                               Accumulated
                                                                                                 Additonal    During the
                                          Preferred Stock                Common Stock           Paid-In       Development
                                     # of Shares     Amount         # of Shares   Amount        Capital        Stage          Totals
                                     -----------     ------         -----------   ------        -------        -----          ------
-

Balance December 31, 1995                   -               $ -     3,575,268      $ 3,575      $ 87,810     $ (132,399)  $ (41,014)

Issuance for Merger                   693,221        55,556,100        66,533           67           (67)             -  55,556,100
Reverse Merger                       (486,754)      (48,675,400)            -            -             -              - (48,675,400)
Deduction other assets                      -        (6,763,122)            -            -                            -  (6,763,122)
Net Loss for Year                           -                 -             -            -             -        (72,473)    (72,473)
                                     --------       -----------     ---------     --------     ---------     ----------   ----------
Balance - December 31, 1996           206,467           117,578     3,641,801        3,642        87,743       (204,872)      4,091

Preferred Stock to Common Stock      (206,467)         (117,578)      755,966          755       116,823              -           -
Net Loss for year                           -                 -             -            -             -         (4,091)     (4,091)
                                     --------       -----------     ---------     --------     ---------     -----------  ----------
Balance - December 31, 1997                 -                 -     4,397,767        4,397       204,566       (208,963)          -
                                     --------       -----------     ---------     --------     ---------     -----------  ----------
Balance - December 31, 1998                 -                 -     4,397,767        4,397       204,566       (208,963)          -
                                     --------       -----------     ---------     --------     ---------     -----------  ----------
Balance - December 31, 1999                 -                 -     4,397,767        4,397       204,566       (208,963)          -
                                     --------       -----------     ---------     --------     ---------     -----------  ----------
Balance - December 31, 2000                 -                 -     4,397,767        4,397       204,566       (208,963)          -
                                     --------       -----------     ---------     --------     ---------     -----------  ----------
Stock issued for services 12/11             -                 -     3,400,000        3,400             -              -       3,400
Net Loss for year                           -                 -             -            -             -        (39,462)    (39,462)
                                     --------       -----------     ---------     --------     ---------     -----------  ----------
Balance - December 31, 2001                 -                 -     7,797,767        7,797       204,566       (248,425)    (36,062)
                                     --------       -----------     ---------     --------     ---------     -----------  ----------
Stock issued for cash 3/28                  -                 -        20,000           20         7,980              -       8,000
Stock issued for services 3/28              -                 -     6,800,000        6,800        (3,400)             -       3,400
Stock issued for services 4/2               -                 -     1,000,000        1,000             -              -       1,000
Stock issued for services 6/18              -                 -       500,000          500             -              -         500
Stock issued for services 7/12              -                 -       710,000          710        70,327              -      71,037
Stock issued for Asset
Acquistion 8/12                             -                 -     1,750,000        1,750       654,500              -     656,250
Stock issued for services 8/12              -                 -       590,000          590       220,660              -     221,250
Stock issued for cash 9/18                  -                 -        80,000           80        19,920              -      20,000
Net Loss for Period                         -                 -             -            -             -       (284,141)   (284,141)
                                     --------       -----------     ----------    --------     ----------    -----------  ----------
Balance - September 30, 2002                -               $ -     19,247,767    $ 19,247     $1,174,553    $ (532,566)  $ 661,234

See Accountants Review Report



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                                                            May 25, 1988
                                                                            Nine-Months Ended              (Inception) to
                                                                              September 30,                 September 30,
                                                                         2002               2001                2002
                                                                         ----               ----                ----

Cash Flows from Operating Activities:
Net Loss                                                                $(284,141)               $ -            $ (532,566)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Increase (decrease) in accounts payable                                (28,293)                 -                 7,869
   Stocks issued for services                                             297,287                  -               303,987
                                                                        ----------           -------            ----------
Net Cash Flows Used by Operating Activities                               (15,147)                 -              (220,710)
                                                                        ----------           -------            ----------

Cash Flows from Financing Activities:
   Issuance of Common Stock                                                28,000                  -               233,563
                                                                        ---------            -------            ----------
Net Cash Flows Provided by Financing Activities                            28,000                  -               233,563
                                                                        ---------            -------            ----------
Net Increase (Decrease) in Cash                                            12,853                  -                12,853
                                                                        ---------            -------            ----------
Cash and cash equivalents - Beginning of period                                 -                  -                     -
                                                                        ---------            -------            ----------
Cash and cash equivalents - End of period                                $ 12,853                $ -              $ 12,853
                                                                        =========            =======            ==========
Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                  $ -                $ -                   $ -
                                                                        =========            =======            ==========
      Cash paid for Income Taxes                                              $ -                $ -                   $ -
                                                                        =========            =======            ==========
Non-Cash Transactions
    Common stock issued for services                                    $ 297,287                $ -             $ 303,987
      12,469,000 shares issued                                          =========            =======            ==========
    Common stock issued for Asset Acquistion                            $ 656,250                $ -             $ 656,250


See Accountants Review Report

                        GLOBAL ASSETS AND SERVICESS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Global Assets & Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three-months and nine-months ended September 30, 2002 and 2001, and May 25, 1988 (inception) to September 31, 2002, and cash flows for the nine-months ended September 30, 2002 and 2001 and May 25, 1988 (inception) to September 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

Note 2 - Purchase Agreement:

On September 30, 2002, a purchase agreement was signed with Tomigel & Junon to purchase the license to distribute their products for 1,750,000 shares of common stock at $.375 per share.

Note 3 - Subsequent Event:

On October 12, 2002, the Board of Directors authorized the issuance of 5,000,000 shares of common stock to various persons for consulting and management services.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- ------------------------------------------------------------------------------
of Operations
- -------------

     The company re-commenced operations in early 2002, and has had no revenues in 2002 but has incurred significant expenses to date in the start up of its operations, and expects to continue losses on operations at current rates.

Results of Operations for the quarter ended September 30, 2002 compared to
--------------------------------------------------------------------------------
quarter ended September 30, 2001
- ------------------------------

     The Company had no revenue for the period in 2002 or 2001. The company incurred expenses totalling $246,839 in the quarter in 2002 compared to no expenses in the quarter in 2001. The increased expenses in the quarter in 2002 consisted of $221,280 in consulting fees,legal and accounting of $18,391, travel of $5,000 rent of $1,457 and miscellaneous expenses. The company had a net loss of ($246,839) in the quarter in 2002 compared to no profit or loss in the quarter in 2001. The company had a nominal loss per share in the quarter in 2002 and no profit/loss per share in the quarter in 2001.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and
--------------------------------------------------------------------------------
September 30, 2001
------------------

     The Company had no revenues for the nine month period ended September 30 in 2002 or 2001. The Company incurred expenses in the period in 2002 of $284,141 compared to none in the period in 2001. The company incurred $15,046 in consulting, $28,391 legal and accounting, $5,000 in travel $8,665 in rent, and $5,630 in miscellaneous expenses in the period in 2002 compared to none in 2001 in the period. The company had a net loss of ($284,141) in the nine month period in 2002 compared to no profit or loss in 2001. The net loss per share was nominal for the period in 2002 and none in the period in 2001.

The company expects to continue to incur expenses for the forseeable future at a similar rate as in the nine month period in 2002. It cannot predict revenues at the date of this report.

Liquidity and Capital Resources
- -------------------------------

     At September 2002, the Company had $12,853 cash and no other current assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations.

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

                8/K October 1, 2002
                8/K August 21, 2002


Exhibit 99.14  Other Consent

                          GLOBAL ASSETS & SERVICES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GLOBAL ASSETS & SERVICES, INC.



Date: November 19, 2002                      /s/ Bertram Cutler
                                             -----------------------------------
                                            Bertram Cutler, President, CEO-  CFO