Form 10KSB
period 2002-12-31
GLOBAL ASSETS & SERVICES INC
filed 2003-05-06
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2002

Commission File number:  000-30145

                         GLOBAL ASSETS & SERVICES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                        59-3723328
--------                                       ----------
State or Other Jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)              Number)

               3816 W. Linebaugh Ave., Suite 200 Tampa, FL 33624
              - -------------------------------------------------
               (Address of principal Executive Offices Zip Code)

Registrant's telephone number, including area code:(813) 964-1300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)           No ()


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0

 Small Business Disclosure Format:

                           __X____ Yes       _______ No

As of December 31, 2002, 24,192,767 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the 8,278,831 shares of Stock held by non-affiliates of Registrant was $1,324,612 based upon a bid price of $.16 on December 31, 2002.

     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

   TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         8
     Item 3.   Legal Proceedings                                               8
     Item 4.   Submission of Matters to a Vote of Security Holders             9


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        9
     Item 6.   Management's Discussion and Analysis or Plan of Operation      10
     Item 7.   Financial Statements                                           14
     Item 8. Changes in and Disagreements With Accountants on Accounting 14 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              14
     Item 10.  Executive Compensation                                         16
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 19
     Item 12.  Certain Relationships and Related Transactions                 21
     Item 13.  Exhibits and Reports on Form 8-K                               22
     Item 14. Control and Procedures                                          24

SIGNATURES                                                                    25

                                     Part I

Item 1. Business.

General Description of Company
- ------------------------------
History
--------
Art Music & Entertainment, Inc., ("the Company" or "AM&E") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990 to Chatham International, Inc. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

The Company intended upon completion of the public offering, to commence operations as an export management company and provide a range of business services and assistance to manufacturers desiring to do business in foreign markets. The Company was unsuccessful in its efforts. The Company is presently in the developmental stage.

In April 1996, Art Music and Entertainment merged with Chatham International, Inc. The Company changed its name to Art Music and Entertainment, Inc. on April 5, 1996.

The Company utilized most of 1996 to further develop its business plan and acquire the following companies, and develop business plans of each. All subsidiaries were acquired under a stock exchange agreement which utilized a $10.00 per share value for its stock.

         a.  International Jazz Hall of Fame Production Company, Inc. - 3/1/96
         b.  Marin Movies, Inc. - 3/5/96
         c.  Classical Music Collection, Inc. - 3/5/96
         d.  Octopus Entertainment, Inc. - 3/5/96
         e.  Spellbinder Productions, Inc. - 3/5/96

On March 5, 1996, the Old AME entered into an Agreement and Plan of Reorganization with the International Art Group, Inc., ("Art Group") under the terms of which the Old AME acquired all of the outstanding capital stock of Art Group in exchange for 486,754 shares of Class H Convertible Preferred Stock of the Old AME. Art Group is not conducting operations and is reportedly the owner of an exclusive license from the government of the United States to publish and distribute the only official artwork to commemorate the Quincentennial (500th anniversary) of the discovery of America. In December 1996, the Company and the former shareholder of International Art Group, Inc., rescinded and canceled the merger, and 486,754 shares of the Company's Class H Preferred Stock issued to effect the merger were returned to the Company. Revenues of $140,400 from sales of certain of the artwork during 1996 remain with the Company.

Old AME executed an Agreement and Plan of Reorganization on March 1, 1996 with the International Jazz Hall of Fame Production Co. Inc. ("Jazz"). The terms of the agreement provided for the Old AME to acquire all of the outstanding common shares of Jazz in exchange for 44,666.68 common shares and 22,807 Class I Voting Convertible Preferred Shares of the Old AME. Jazz was conducting operations and is the owner of lithographs of certain jazz artists. During 1996, the Company realized $184,748 from sales of the jazz lithographs, and $29,247 from its production of a Jazz Hall of Fame induction ceremony. In January 1997, the Company and the Class I Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 230,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

On March 5, 1996, the Old AME signed an Agreement and Plan of Reorganization with Marin Movies, Inc. ("Marin"). The provisions of the agreement provide for Old AME to acquire all of the outstanding common stock of Marin in exchange for 2,800 shares of Class G Convertible Preferred Stock of the Old AME. Marin is not conducting operations and is the owner of master videos of 300 public domain movies. In January 1997, the Company and the Class G Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 28,000 shares of the restricted common shares of the Company, which shares were issued in October 1997.

An Agreement and Plan of Reorganization with Classical Music Collection, Inc. ("Classical") was executed by the Old AME on March 5, 1996. Under the terms of the agreement the Old AME acquired all of the outstanding common stock of Classical in exchange for 11,333.34 of the Old AME's common shares and 1,760 of the Old AME's Class F Voting convertible Preferred shares. Classical is not conducting operations and is the owner of certain master music recordings. In January 1997, the Company and the Class F Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 7,967 shares of the restricted common shares of the Company, which shares were issued in October 1997.

All of the outstanding common stock of Octopus Entertainment, Inc., ("Octopus") was acquired by the Old AME on March 5, 1996 under an Agreement and Plan of Reorganization of same date. The outstanding common stock of Octopus was acquired for 1,000 Class E Voting Convertible Preferred Stock of the Old AME. Octopus is not conducting operations and its sole assets are the ownership of two trade names and certain "big-band" sheet music. In January 1997, the Company and the Class E Convertible Preferred Shareholders agreed to exchange such convertible preferred stock for 10,000 shares of the restricted common shares of the Company, which shares were issued in October 1997. The transaction was cancelled and rescinded in 1998.

Also on March 5, 1996, the Old AME executed an Agreement and Plan of Reorganization with Spellbinder Productions, Inc. ("Spellbinder"), under which the Old AME acquired all of the outstanding common stock of Spellbinder in exchange for 9,533.34 common shares and 100,600 Class C Voting Convertible Preferred shares of the Old AME. Spellbinder is not conducting operations, and its sole asset is the music and related hardware for a music and illusionary show copyrighted in 1990. In January 1997, the Company and the Class C Convertible Preferred Shareholders agreed to exchange such preferred stock for 100,000 shares of the restricted common shares of the Company, which shares were issued in October 1997. This subsidiary acquisition was rescinded in 1998 after no activity or capital was produced.

The Company renegotiated in January 1997 with the former owners of the various assets acquired by the respective classes of convertible preferred stock, culminating in October 1997 with the exchange of all of the classes of issued preferred stock for restricted common shares of the Company. The number of the restricted common shares issued for each class of preferred shares is as follows:

         Retired Class G Preferred for 28,000 shares of common Retired Class I Preferred for 230,000 shares of common Retired Class F Preferred for 7,967 shares of common Retired Class E Preferred for 10,000 shares of common Retired Class C Preferred for 100,000 shares of common Retired Class A Preferred for 380,000 shares of common


The Parent Company, AM&E had an affiliation with American Independent Network, Inc. for television program broadcast time through the utilization of 30 second commercial spots on the American Independent Network ("AIN"). Due to numerous difficulties no advertising air time was ever used and the contract was cancelled. The Company had planned on utilizing a portion of this air time to sell its own products from its subsidiaries.

By the summer of 1997 AIN planned to be broadcasting its programming on approximately 200 stations to close to 40 million households. AM&E intended to create revenue by selling its commercial spots and its time slots for programming. It did not achieve this goal, and ceased its operations in this area in 1998.

The Company is a successor registrant pursuant to Section 12(g) 3 of the Securities Exchange Act of 1934, by virtue of a statutory merger of the Parent, Global Assets & Services, Inc. a Florida corporation, and its wholly owned subsidiary, S.D.E. Holdings 3 Inc., a Nevada corporation, with Global Assets & Services, Inc. being the survivor. There was no change to the issued and outstanding shares of Global Assets & Services, Inc. and all shares of S.D.E. Holdings 3 Inc. were retired by virtue of the merger.

On December 20, 2001, Global Assets & Services, Inc. completed a Share Purchase Agreement with shareholders of S.D.E. Holdings 3 Inc. in which Global Assets & Services, Inc., a Florida corporation, acquired all 500,000 shares outstanding of the Registrant for the purposes of accomplishing a Merger of S.D.E. Holdings 3 Inc. and Global Assets & Services, Inc. The Merger was subsequently completed on December 20, 2001.

Current Business
----------------

Global Assets & Services, Inc. (the "Company"), in December 21, 2001 executed a letter of intent to enter into a Software License Agreement with M-Cube Corporation. Focus systems, Inc., publicly listed in the Tokyo OTC Market, is the parent company of M-Cube Corporation, owning 50% of M-Cube Corporation. This License was to market a new chaos theory encryption software package suitable for internet communications and data security. A definitive Agreement for this Software License was executed.

The Focus  Systems   encryption  package,  "C4S.  C4K",  was  developed  by a
majority owned subsidiary of Focus, C4 Technology, Inc. based on chaos theory. Focus has been heavily involved in the development of software for telecommunications. This led to involvement in information security issues and development of encryption systems over the past few years. Separately its subsidiary was active in the provision of internet video, Digital TV Net, and began developing a suitable encryption package for its own purposes.

While Focus was studying various approaches to information security, it appeared that the subsidiary had developed a very stable, fast and multi-platform compatible package that is now known as C4S.C4K. Li Jingye, originally working at the China Academy of Sciences computer Laboratory and then working as a visiting research worker at Riken in Tokyo, moved to C4 Technology, Inc. and developed the chaos theory encryption package with a shared C4S key and a public C4K key. The domestic patent in Japan was granted in February 2001. Despite the security of using a chaotic signal, a key of variable length and two stage encryption it is possible to encrypt at a speed of up to 228Mbps which is very fast the industry.

JAVA compatibility means that there is multi-platform capability and this open system approach and high speed mean wide application in broad band networks.

C4S.C4K is suitable for the very low weight designs typical of mobile phones. While chaos encryption is inherently fast and secure, it does require floating point arithmetic and this barred it from mobile applications until Focus devised a miniature chaotic signal emulator. It is the only chaos theory encryption package applicable to mobile phones"

Focus relies on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreement and technical measures to protect proprietary technology.

Global Assets and Services, Inc. intends to seek North American Industry Partners to market the software. No agreements for marketing the licensed software had been negotiated through March 31, 2002.

The market for information security, including software products professional services, training and managed security services are intensely competitive, and we expect competition to increase in the future. The company believes that the principal competitive factors affecting the market for information security include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. The company cannot guarantee that it will compete successfully to market against current and potential competitors, especially those with greater financial resources or brand name recognition.

On May 16, 2002 Global Assets & Services executed a Software License Agreement with M-Cube Corporation of Japan, a subsidiary of Focus Systems Corporation. Focus Systems is a publicly listed company on the Tokyo JASDAQ Market with symbol code 4662. The licensing agreement applies to a new chaos theory encryption software package suitable for data security and wireless/internet communications.

Focus Systems Corporation has been heavily involved in the development of software for the telecommunications field. This involvement has led to research into information security issues along with the development of encryption systems. While Focus was examining several approaches to information security it developed a very secure, fast and multi-platform compatible package that is now known as C4S and C4K. C4S and C4K utilize technology based on a chaotic signal, a key of variable length, and two-stage encryption while maintaining a super fast encryption speed of up to 344.44 Mbps. C4S C4K utilize JAVA compatibility, which enables it to allow multiple-platforms. The domestic patent in Japan was granted in February 2001. The open system approach and high speed translate to wide application in broadband networks.

Teaming Agreement

On July 23, 2001 Global Assets & Services signed a teaming agreement with Geosystems Inc. to evaluate and market encryption software based on the C4S and C4K technology to the government and commercial market.

On October 25, 2002, Global Assets & Services entered into a Contract Agreement with GeoSystems, Inc., whereby GEO will provide to Global application development, sale and distribution services, on a 5 year exclusive basis, for C4 encryption products under Global's license, for Federal Goverment and commercial sectors. Global will provide either $500,000 or 400,000 shares of its restricted common stock to capitalize the effort.

On February 3, 2003, the Contract Agreement with Geosystems has been assigned to the Cybrix Group, Inc. The Cybrix Group, Inc. and shareholdersare the same as Geosystems, Inc.

Geosystems is a privately held company that has a senior management team with extensive experience in Government technology fields and sales to the government. This expertise provides the ability to introduce the software for testing to the appropriate Governmental agencies. Contacts with several Fortune 100 companies within the telecommunications industry have already been established through other ongoing commercial projects. These relationships may be instrumental in the rapid introduction of this software into the personal communications systems market.

The C4S/C4K software suite may provide the commercial cellular and Internet industries the ability to outfit end-users with a more secure connectivity across the Internet and the airwaves. Management believes that the C4 software suite is a far more advanced technology than existing known solutions, and has already been successfully tested on e-mail applications, wireless text messaging, hand held devices, and on streaming video transmissions that exceed market expected speeds for encryption. The U.S is mainly utilizing 128-bit encryption schemes. The C4 suite offers users a selectable 8-bit to infinity encryption scheme. The scalability of encryption level may allow the C4 software suite to be a possible solution set targeted at the information transmission and storage arena.

Global has agreed to issue shares as follows:

1. Issue 200,000 S-8 shares of common stock to Koki Nagashima for consulting services for the encryption software and other related consulting services.

2. Issue 1,750,000 shares of restricted common stock to Koki Nagashima for consulting and acquisition services pertaining to TOMIGEL and JUNON System.


3. Issue 300,000 shares of restricted common stock to Mitsunobu Amazaki for providing consulting and acquisition services for encryption software.


4. Issue 90,000 S-8 shares to Dr. Shigetomi Komatsu for consulting services pertaining to TOMIGEL and JUNON System.

     The Company has signed a Letter of Intent for the North American Marketing rights for the following patented products from Japan. Final license terms have not been worked out.

PRODUCT DESCRIPTION

Tomigel is an inorganic soil-hardening agent that has been developed in order to harden any kind of soil from volcanic ash and sea sand to industrial waste.
Tomigel, with its excellent chemical distinction that does not restrict any aggregate composition, can be utilized to solidify various on the spot soil types without the use of gravel or sand required in the mixing of concrete. In addition, the substances hardened by the addition of Tomigel display increased integrity and strength over typical concrete mixtures.

Tomigel can also be used to safely and effectively neutralize and solidify industrial waste and other environmentally detrimental substances. Sludge, incinerated ash, and other forms of industrial and environmental waste can be contained and deactivated with Tomigel.

Tomigel with its variety of uses both commercially and environmentally and its attributes that add strength and durability to a variety of soil types, is a revolutionary material that will prove to benefit industry with decreased cost and an increased quality of product. Tomigel will also benefit the environment by containing harmful substances.

There are two types of Tomigel: Tomigel-3 and Tomigel-5.

A. Tomigel - 3 (For sludge and industrial wastes) Tomigel - 3 has been developed for solidifying and closing in sludge of high water content, incinerated ashes, and harmful materials such as P C B, Cyanide, Cadmium, Lead, Arsenic, and also such heavy metals as Iron, Nickel, Copper, etc.

B. Tomigel - 5 (For General Construction) Tomigel - 5 has been developed for stabilizing roadbed, sub-base, and paving road surface, using the soil on the site spot as aggregate compositions. Tomigel - - 5 can also be used in construction and as an additive in materials to increase their strength, non-permeability, and durability.


PROCESS DESCRIPTION

Junon System-

Junon System is a polystyrene(styrofoam) dissolving agent that quickly, safely, and non-toxically dissolves polystyrene materials and turns them into a gel, while maintaining the basic chemical composition of the polystyrene so it can be recycled. The consolidation of the polystyrene material into a gel that is a fraction of the size of the original material allows for a more efficient removal and recycling of the material.

                                  Subsidiaries
                                  ------------

All subsidiaries were inactive and were abandoned or rescinded in 1998.

Services
- --------

None.

Competition
- -----------

The Company will be in competition with many companies of much greater experience, financial resources and long established businesses. There is no assurance that the Company will have any success in competition with other businesses.

Employees and Consultants
- -------------------------

The Company presently has no paid employees, and its Chairman of the Board/President, Bertran Cutler and Secretary, Saburo Oto serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company.

Presently, none of the officers receive salaries, however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings. The officers and directors did not receive salaries during 200, 2001 and 2002.

Item 2. Properties.

In 2002, the Company maintained its corporate records at 3816 W. Linebaugh Ave., Suite 200 Tampa, FL 33624.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, as of date of this report.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders within period covered by this report, through solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The outstanding registered securities of Art Music & Entertainment, Inc. are not now presently traded on any exchange nor on the OTC Bulletin Board nor the "Pink Sheets."

                           Common Stock              Common Stock
2002                       Bid High                  Bid Low
- ----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                1.00                      .05
4th Quarter                 .37                      .06


                           Common Stock              Common Stock
2001                       Bid High                  Bid Low
- ----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a

The Company anticipates its shares will trade over the counter Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 2002, there are approximately 262 stockholders of record of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
- -------------------

During fiscal year 2002, the Company continued to be a development stage entity with no sales and revenues. The company had no capital for operations and had no business operations.

Financial Condition and Changes in Financial Condition
- ------------------------------------------------------

Liquidity and Capital Assets.
- ----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and sales. The company has no sources of capital except to use its stock for private placements. The company will be reliant upon loans from offices for any cash needs. No loan commitments have been made by anyone.

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($366,906) at December 31, 2002. The Company has no current assets and no other assets at December 31, 2002.

         The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

Results of Operations 2002 Compared to 2001
- -------------------------------------------

     Business operations were none and no revenues were generated in 2002 or 2001. The Company at year end had no cash. The Company needed cash or loans from any sources, for any significant business operations.

     During the fiscal year ended December 31, 2002, the Company incurred general and administrative expenses of $39,462 compared to no such expenses in 2001. The net loss was ($39,462) in 2002 compared to no loss in 2001. Loss per share was ($.01) in 2002 and none in 2001.

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

NEED FOR ADDITIONAL FINANCING

         The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

     There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no developed business, no capital, debt in excess of $7,869, all of which is current, no cash, no assets, and no capital commitments. The company has negotiated a software license for marketing and has marketing rights for Tomigel and has signed a letter of intent with regard to the Software License. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.


The Company has incurred significant losses from operations for the year ended December 31, 2002, and such losses are expected to continue. In addition, the company has a $6,504 working capital deficit for the year ended December 31, 2002. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has received an opinion from its independent auditors containing an explanatory paragraph that describes such auditors' uncertainty as to the Company's ability to continue as a going concern due to the Company's negative cash flow. As of the date the independent auditors rendered this opinion, the Company did not have access to sufficient committed capital to meet the Company's projected operating needs for at least the next twelve months. If the Company does not achieve positive operating results within the next few months, then it will require additional financing. If positive operating results are not achieved in the short term, then the Company intends to take measures to reduce expenditures so as to minimize its requirements for additional financing, which financing may not be available on terms acceptable to the Company, if at all. Such measures may include reduction of the Company's cost of operations and restructuring employee compensation packages. There can be no assurance that the Company will be able to generate internally or raise sufficient funds to continue the Company's operations, or that the Company's independent auditors will not issue another opinion with a going concern qualification. The Company's consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company's possible inability to continue its operations.

Item 7. Financial Statements and Supplemental Data.

Attached hereto and filed as part of this Form 10-KSB are the financial statements required by Regulation SB. Please refer to pages F-1 through F-8.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

In connection with audit of the two most recent fiscal years and through the date of dismissed of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

                                    Part III

Item 9. Directors and Executive Officers of the Registrant and Compliance with
Section 16(a).

The directors and executive officers of the Company as of December 31, 2002, are as follows:

         Name               Age              Position Held        Tenure
         ----               ---              -------------        ------
Bertram Cutler              76               President & Director
Frances McCrimmon           55               Director
Saburo Oto                  53               Director

     BERTRAM E. CUTLER, 76, Secretary. Mr. Cutler devotes as much time as necessary to the business of the Company and assists Mr. Oto in the day to day operations of the Company, ongoing negotiations with regard to proposed mergers and other management matters. Mr. Cutler is a licensed insurance agent and from 1985 to 1996, served as President of C.D.R.I., Inc., a firm specializing in marketing programs of the securities and insurance industries. Previously, Mr. Cutler was co-founder and a consultant to Career Development Corporation, an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985). From 1991 to 2000, he was Secretary and a Director of Strategic Ventures, Inc.

Frances McCrimmon, 55, was appointed as a Director of Global Assets and Services, Inc. on September 13, 2002. Mrs. McCrimmon, a recently retired elementary school principal with 30 years experience with the Pasco County School System, resides in Wesley Chapel, FL. Mrs. McCrimmon attended the University of South Florida in Tampa, FL and earned a Bachelor's Degree in 1972 for Elementary Education and Exceptional Student Education; a Master's Degree in 1986 in Elementary Education; and a Master's Degree in Educational Leadership in 1992. Mrs. McCrimmon is currently employed as the lead teacher at the Academy at the Farm, a newly established charter school located in Dade City, FL. During Mrs. McCrimmon's tenure in Pasco County, she recruited and hired more than 400 employees, conducted staff development activities in Facilitative Leadership, Myers-Briggs Personality Profiles, Clinical Education, and worked with the Florida State Department of Education to develop curriculum for Exceptional Education students. Mrs. McCrimmon has made presentations representing the Pasco County School System at many national, state, and local conferences and conventions.

Saburo(Steve) Oto is a former audit partner at Deloitte & Touche , an international accounting and consulting firm. Before he joined in 1994, as the president and CEO, in a privately-owned investment holding firm in Florida( a subsidiary of a Tokyo-Japan based company), he was the partner in charge of an international practice group of Delloite & Touche, primarily serving the major Japanese-owned businesses in Southern California with over 140 bilingual professionals. He was one of the very first Japanese native audit partners for the accounting firm. After successfully selling all assets of the investment holding firm in 1998, he started his own consulting business.

During his consultancy activities, he served several positions as a member of board of advisors of public-owned company.

In 2001, he has joined in Global Asset & Services, Inc. (an OTCBB company, symbol "GAST"), as one of the Company's directors and major shareholders. He has provided Global with tremendous international network and financial management/experience.

 He holds a Finance degree from Brigham Young University and did post-graduate work at University of California, Los Angeles.

None of the above individuals have a criminal history or have had any adverse securities actions taken against them.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Item 10. Executive Compensation.

         The Company recorded no compensation to the executive officers as a group for services contributed to the Company in all capacities during the 2001 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $100,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


                            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation               Awards

Name and    Year     Consulting     Bonus     Other Annual           Restricted         Securities    Long Term      All Other
Principal            Fees ($) or    ($)       Compensation ($)       Stock              Underlying    Compensation  Compensation
Position             Salary                                          Award(s)($)        Options/SARs  Option
--------    ----     --------      -------    ----------------       -----------        ------------  ------        -------------

Norman
Brander,
President   2000          0          0             0                     0                  0            0                0
(Resigned)  2001          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Sheryl B.
Salvadore,
Secretary   2000          0          0             0                     0                  0            0                0
(Resigned)  2001          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Thomas
McCrimmon,
President,  2000          0          0             0                     0                  0            0                0
Director    2001          0          0             0                     0                  0            0                0
(Resigned)
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Bertram     2002          0          0             0                     0                  0            0                0
Cutler,     2001          0          0             0                     400,000            0            0                0
President,  2000          0          0             0                     0                  0            0                0
Secretary
Director
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Officers    2002          0          0             0                     200,000            0            0                0
as a Group  2001          0          0             0                     0                  0            0                0
Secretary   2002          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============

(1)As of August 3, 2002 Thomas L. McCrimmon resigned as Director and President of the Company. As of August 12, 2002, Mr. Bertram Cutler was appointed
President and Mr. Saburo Oto was appointed Director of the Company.


Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)
                                    Cash Compensation                           Security Grants

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Shares         Underlying
                                                                                                    (#)            Options/SARs(#)
- --------------------------------------------  ----------------  ---------------  ------------------ -------------  ---------------

A. Saburo Oto                                 0                 0                0                  0              0
B. Thomas McCrimmon (resigned)                0                 0                0                  0              0
C. Bertram Cutler                             0                 0                0                  0              0
D. Frances McCrimmon                          0                 0                0                  0              0
D. Directors as a Group                       0                 0                0                  0              0
============================================  ================  ===============  ================== =============  =================

Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

         No officer or director has received any other remuneration in the two year period prior to the filing of this registration statement. There is no current plan in existence, to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                                              Option/SAR Grants Table
Name                     Number of Securities          % of Total                     Exercise         Expiration
                         Underlying                    Options/SARs                   or Price         Date
                         Options/SARs                  Granted to Employees           ($/Sh)
                         Granted (#) in Fiscal Year
- -------------------------------------------------------------------------------------------------------------------
None



                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                            and FY-End Option/SAR value

Name                        Shares            Value           Number of Securities          Value of Unexercised
                            Acquired          Realized        Underlying                    In the Money
                            on                ($)             Unexercised                   Options/SARs at FY-
                            Exercise                          Options/SARs at FY-           End ($) Exercisable/
                            (#)                               End (#) Exercisable/          Unexercisable
                                                              Unexercisable
- ---------------------------------------------------------------------------------------------------------------------
None




Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of December 31, 2002, with respect to the beneficial ownership of the Company's common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.


a.)      Officers and Directors

Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
- --------                   -------------------                ---------                          --------

Common                     Bertram E. Cutler (2)(3)           2,320,000                          9.6%
                           President/Director
                           3816 W. Linebaugh, Suite 200
                           Tampa, FL 33624

Common                     Asia Glove, Inc.                   3,150,000                          13%
                           3816 W. Linebaugh Ave.,
                           Tampa, FL 33624
                           (Beneficial owners:
                           Chiharu Nagashima
                           Sayaka Nagaishima
                           Koki Nagashima
                           Shingo Nagashima
                           Kengo Nagashima)

                           Frances McCrimmon & (2)             4,988,936                       20.6%
                           Thomas McCrimmon
                           3816 W. Linebaugh Ave.,
                           Tampa, FL 33624


Common                     Keystone Assets & Services, Inc.   4,500,000                          18.6%
                           3816 W. Linebaugh Ave.,
                           Tampa, FL 33624
                           (Benefical Owner-Dane Chapman)

Common                     Saburo Oto (2)(3)(1)               1,100,000                          4.5%
                           3816 W. Linebaugh Ave.,
                           Tampa, FL 33624

                           All Officers and                   7,908,936                          32%
                           Directors as a Group
                           (2 Persons)

(1) Includes 500,000 shares owned by Christine Oto.
(2) Director
(3) Officer

Item 12. Certain Relationships and Related Transactions.

In 2002 the following CMR Associates was issued 2,300,000 shares for services in reorganizing the Company and obtaining the software license/business from Japan in December 2001.

CRM subsequently conveyed shares to its principal shareholders as follow in December 2001.

        Marvin Oto              900,000 shares
        Saburo Oto              600,000
        Christina Oto           800,000

     Saburo Oto, is related to Marvin Oto and Christine Oto as their father.

        Thomas Bojacizgiev received 100,000 shares for services rendered in December 2001.

        Bert Cutler received 400,000 shares for services in agreeing to serve on the Board of the company in December 2001.

     Thomas McCrimmon IV, (son of Thomas L. McCrimmon, former President and Director)(200,000 shares) Matthew McCrimmon (100,000 shares) and Tina McCrimmon (100,000 shares) were issued shares for services rendered in December 2001.
In 2002, total of 4,800,000 shares were issued to the Directors for services rendered (Bertram Cutler-(1,800,000 shares, Frances McCrimmon-500,000 shares, Saburo Oto-500,000 shares and Thomas McCrimmon-3,000,000 shares).

In 2002, the Company issued shares to the following persons who are officers and directors or 10% greater shareholders:

 Common Shares issued in 2002      Consideration
 ----------------------------      -------------

ASIA GLOVE           2,800,000     License agreement

Bertram Cutler       1,800,000     Consulting Services

Frances McCrimmon      500,000     Consulting Services

Keystone Assets      4,500,000     Consulting Services

Saburo Oto             500,000     Consulting Services

Thomas McCrimmon     3,000,000     Consulting Services

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof as Pages F-1 through F-8.

2. Financial Statement Schedules - None


3. Exhibits:

Exhibit #         Description                                          Location/Page Number
- ---------         -----------------------------------                  -----------------------------------

3.1               Articles of Incorporation                            Exhibit to Registration
                                                                       Statement filed November
                                                                       14, 1991 by Registrant on Form S-18

3.2               Bylaws of Registrant                                 Exhibit to Registration
                                                                       Statement filed November
                                                                       14, 1991 by Registrant on Form S-18

10.1              Articles of Amendment to Articles                    Exhibit listed under hardship exemption
                  of Incorporation of Art Music                        as provided in Rule 202 of Regulation
                  & Entertainment, Inc. and Cert. of                   S-T.  Hardship Exemption grant date:
                  Designation, Preferences, Rights and                 5/27/97
                  Limitation of Classes C, E, F, G, H, I
                  Convertible Preferred Stock

10.2              Articles of Incorporation of Art Music               Exhibit listed under hardship exemption
                  & Entertainment with attachments                     as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.3              Articles of Amendment to Articles of                 Exhibit listed under hardship exemption
                  Incorporation of Chatham International,              as provided in Rule 202 of Regulation
                  Inc.                                                 S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.4              Articles of Incorporation of Cornerstone             Exhibit listed under hardship exemption
                  Capital, Inc.                                        as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.5              Articles of Incorporation of International           Exhibit listed under hardship exemption
                  Jazz Hall of Fame Production Co., Inc.               as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.6              Articles of Incorporation of                         Exhibit listed under hardship
                                                                       exemption as provided in Rule 202
                  Octopus Entertainment, Inc.                          of Regulation S-T.  Hardship
                                                                       Exemption grant date: 5/27/97





10.7              Articles of Amendment to Articles of                 Exhibit listed under hardship exemption
                  Incorporation of Octopus Entertainment,              as provided in Rule 202 of Regulation
                  Inc.                                                 S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.8              Articles of Incorporation of Marin                   Exhibit listed under hardship exemption
                  Movies, Inc.                                         as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.9              Articles of Amendment to Articles of                 Exhibit listed under hardship exemption
                  Incorporation of Marin Movies, Inc.                  as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.10             Articles of Incorporation of Classical               Exhibit listed under hardship exemption
                  Music Collection, Inc.                               as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.11             Articles of Amendment to Articles of                 Exhibit listed under hardship exemption
                  Incorporation of Classical Music                     as provided in Rule 202 of Regulation
                  Collection, Inc.                                     S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.12             Articles of Incorporation of Spellbinder             Exhibit listed under hardship exemption
                  Productions, Inc. and Articles of                    as provided in Rule 202 of Regulation
                  Amendment to Articles of Incorporation               S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.13             Bylaws of Art Music &                                Exhibit listed under hardship exemption
                  Entertainment, Inc.                                  as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.14             Certificate of Name Change                           Exhibit listed under hardship exemption
                                                                       as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.15             Articles of Amendment to Articles of                 Exhibit listed under hardship exemption
                  Incorporation of Chatham International,              as provided in Rule 202 of Regulation
                  Inc.                                                 S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.16             Agreement and Plan of Reorganization                 Exhibit listed under hardship exemption
                  of AM&E, Inc. and IJHFPC                             as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97
99.14             Sarbanes-Oxley Certification





10.17             Agreement and Plan of Reorganization of              Exhibit listed under hardship exemption
                  AM&E, Inc. and Marin Movies, Inc.                    as provided in Rule 202 of Regulation
                                                                       S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.18             Agreement and Plan of Reorganization                 Exhibit listed under hardship exemption
                  of AM&E, Inc. and Classical Music                    as provided in Rule 202 of Regulation
                  Collection, Inc.                                     S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.19             Agreement and Plan of Reorganization                 Exhibit listed under hardship exemption
                  of AM&E, Inc. and Octopus                            as provided in Rule 202 of Regulation
                  Entertainment, Inc.                                  S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.20             Agreement and Plan of Reorganization                 Exhibit listed under hardship exemption
                  of AM&E, Inc. and Spellbinder                        as provided in Rule 202 of Regulation
                  Productions, Inc.                                    S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.21             Merger Agreement of Chatham                          Exhibit listed under hardship exemption
                  International, Inc. and Art Music                    as provided in Rule 202 of Regulation
                  & Entertainment, Inc.                                S-T.  Hardship Exemption grant date:
                                                                       5/27/97

10.22             Articles of Amendment                                Exhibit in 8K filed January 17, 2002
                  changing name to Global
                  Assets & Services, Inc.

10.23             Software License                                     Page __ attached hereto.


(b) Reports on Form 8-K. Reports on Form 8-K for the twelve month period ended December 31, 2002.

8-K filed 12/03/2002
8-K filed 10/01/2002
8-K filed 8/21/2002
8-K12g3/A filed 5/21/2002
8-K filed 5/21/2002
8-K filed 5/01/2002
8-K filed 3/14/2002
8-K filed 1/18/2002

(c) Proxy Statements. There were no proxy statements or annual reports sent to stockholders during the period covered herein.

Item 14. Control and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Tampa, State of Florida on this 27th day of November, 2001.

                                     GLOBAL ASSETS & SERVICES, INC.

                                     By:      /s/ Bertram Cutler
                                              ----------------------------------
                                              Bertram Cutler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature             Title                             Date
     ---------             -----                             ----

/s/ Bertram Cutler          President/Director                  April 23, 2003
- --------------------      & Chief Financial Officer          ----------------
Bertram Cutler


Directors:

/s/ Saburo Oto
--------------
Saburo Oto

/s/Bertram Cutler
-----------------
Bertram Cutler

/s/Frances McCrimmon
---------------------
Frances McCrimmon
                                       25

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT



I, Bertram Cutler, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global Assets & Services,Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003


/s/Bertram Cutler
-----------------------
Bertram Cutler, President

CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT



I, Bertram Cutler, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global Assets & Services,Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003


/s/Bertram Cutler
-----------------------
Bertram Cutler, Chief Financial Officer

                                   FORM 10-KSB

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-8

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.)
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Global Assets and Services, Inc.
Tampa, Florida


We have audited the accompanying balance sheets of Global Assets and Services, Inc., (Formerly Art, Music and Entertainment, Inc.) (a development stage company), as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and for the period from May 25, 1988 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Assets and Services, Inc., (a development stage company) as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and the period May 25, 1988 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 6 to the financial statements the Company is in the development stage, and will require funds from profitable operations, from borrowings, or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also described in Note 6. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


Michael Johnson & Co., LLC
Denver, Colorado
March 17, 2003

/s/Michael Johnson & Co., LLC


                        GLOBAL ASSETS AND SERVICES, INC.
                 (Formerly Art, Music and Entertainment, Inc.)
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,


                                                                                        2002              2001
                                                                                   ----------------   -------------

ASSETS;

Current Assets:
    Cash                                                                               $ 1,365            $ 100
                                                                                   ----------------   -------------

        Total Current Assets                                                             1,365             100
                                                                                   ----------------   -------------

TOTAL ASSETS                                                                           $ 1,365            $ 100
                                                                                   ================   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable and Accrued Liabilities                                           $ 7,869         $ 36,162
                                                                                   ----------------   -------------

        Total Current Liabilities                                                        7,869           36,162
                                                                                   ----------------   -------------

Stockholders Equity:
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 24,192,767shares issued and outstanding                              24,192           7,797
        in 2002, 7,797,767 shares outstanding in 2001
    Additional Paid-In Capital                                                        2,320,958         204,566
    Deficit accumulated during the
      development stage                                                              (2,351,654)       (248,425)
                                                                                   ----------------   -------------


        Total Stockholders Equity                                                        (6,504)        (36,062)
                                                                                   ----------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 1,365           $ 100
                                                                                   ================   =============

The accompanying notes are an integral part of these financial statements.


                        GLOBAL ASSETS AND SERVICES, INC.
                 (Formerly Art, Music and Entertainment, Inc.)
                         (A Developement Stage Company)
                            Statements of Operations



                                                                                                                   May 25,
                                                                                                                    1988
                                                                        Year Ended                              (Inception) to
                                                                         December 31,                             December 31,
                                                                 2002                    2001                         2002
                                                                 ----                    ----                         ----

Revenue:
    Revenue                                                         $ -                      $-                     $ 846,545
    (Less) Cost of Sales                                              -                       -                      (336,524)
                                                           ------------               ---------                  ------------

Total Income                                                          -                       -                       510,021

Operating Expenses
    Doubtful Accounts                                                 -                       -                        34,469
    Consultants Fees                                          1,089,333                   3,400                     1,431,512
    Legal and Accounting Fees                                    18,391                  36,062                        97,083
    Advertising                                                       -                       -                        14,542
   Directors and Officers Fees                                  974,500                       -                       974,500
    Interest Expense                                                  -                       -                         8,577
    Telephone                                                     1,574                       -                        27,816
    Travel                                                        7,500                                                 7,500
    Rent                                                          4,426                       -                        47,096
    Other General Expenses                                        7,505                       -                       222,601
                                                           ------------               ---------                  ------------
Total Expenses                                                2,103,229                  39,462                     2,865,696
                                                           ------------               ---------                  ------------
Net Loss From Operations                                     (2,103,229)                (39,462)                   (2,355,675)
                                                           ------------               ---------                  ------------
Other Income
      Interest Income                                                 -                       -                         4,021
                                                           ------------               ---------                  ------------
Net Loss                                                   $ (2,103,229)              $ (39,462)                 $ (2,351,654)
                                                           ============               =========                  ============
Per Share Information:

Weighted average number
    of common shares outstanding                             17,374,017               4,397,767
                                                           ------------               ---------
Net Gain (Loss) per common share                                $ (0.12)                      *
                                                           ============               =========
* Less than $.01

The accompanying notes are an integral part of these financial statements.



                        GLOBAL ASSETS AND SERVICES, INC.
                 (Formerly Art, Music and Entertainment, Inc.)
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)

                                                                                                            Deficit
                                             PREFFERED STOCKS          COMMON STOCKS        Additional   Accum. During     Total
                                                                                             Paid-In     Development   Stockholders'
                                        # of Shares    Amount       # of Shares   Amount     Capital         Stage         Equity
                                        -----------    ------       -----------   ------   -----------   ------------- -------------


Balance December 31, 1995                       -             -     3,575,268     $ 3,575        $ 87,810   $ (132,399)   $ (41,014)

Issuance for Merger                       693,221    55,556,100        66,533          67             (67)           -   55,556,100

Reverse merger                           (486,754)   (48,675,400)           -           -               -            -  (48,675,400)

Deduction other assets                          -    (6,763,122)            -           -               -            -   (6,763,122)

Loss for year                                   -             -             -           -               -      (72,473)     (72,473)
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Balance -  December 31, 1996              206,467       117,578     3,641,801       3,642          87,743     (204,872)       4,091
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Preferred Stock to Common Stock          (206,467)     (117,578)      755,966         755         116,823            -            -
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Loss for year                                   -             -             -           -               -       (4,091)      (4,091)
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Balance - December 31, 1997                     -             -     4,397,767       4,397         204,566     (208,963)           -
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Balance - December 31, 1998                     -             -     4,397,767       4,397         204,566     (208,963)           -
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Balance - December 31, 1999                     -             -     4,397,767       4,397         204,566     (208,963)           -
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Balance - December 31, 2000                     -             -     4,397,767       4,397         204,566     (208,963)           -
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Issuance of stock for services 12/11            -             -     3,400,000       3,400               -            -        3,400
Loss for year                                   -             -             -           -               -      (39,462)     (39,462)
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Balance - December 31, 2001                     -             -     7,797,767       7,797         204,566     (248,425)     (36,062)
                                         --------    ----------    ----------      ------      ----------   ----------   -----------
Issuance of stock for cash 3/28                 -             -        20,000          20           1,980            -        2,000
Issuance of stock for services 3/28             -             -     6,800,000       6,800         673,200            -      680,000
Issuance of stock for services 4/2              -             -     1,000,000       1,000          99,000            -      100,000
Issuance of stock for services 6/18             -             -       500,000         500          49,500            -       50,000
Issuance of stock for services 7/12             -             -       710,000         710          70,327            -       71,037
Issuance of stock for Asset Acquisition 8/12    -             -     1,750,000       1,750         654,500            -      656,250
Issuance of stock for services 8/12             -             -       590,000         590          58,410            -       59,000
Issuance of stock for cash 9/18                 -             -        80,000          80          19,920            -       20,000
Issuance of stock for services 10/15            -             -     4,945,000       4,945         489,555            -      494,500
Loss for year                                   -             -             -           -               -   (2,103,229)  (2,103,229)
                                         --------    ----------    ----------     --------     ----------   ----------   -----------
Balance - December 31, 2002                     -           $ -    24,192,767     $ 24,192     $2,320,958   $(2,351,654)   $ (6,504)
                                         ========    ==========    ==========     ========     ==========   ===========  ===========


The accompanying notes are an integral part of these financial statements.


                         GLOBAL ASSETS & SERVICES, INC.
                 (Formerly Art, Music and Entertainment, Inc.)
                         (A Development Stage company)
                            Statements of Cash Flow

                                Indirect Method



                                                                                                                       May 25, 1988
                                                                                       Year Ended                     (Inception) to
                                                                                       December 31,                    December 31,
                                                                                 2002                 2001                 2002
                                                                                 ----                 ----                 ----

Cash Flows from Operating Activities:

     Net Loss                                                                $ (2,103,229)         $ (39,462)          $ (2,351,654)

     Issuance of common stock for services                                      1,454,537              3,400              1,457,937
     Adjustments to reconcile net loss to cash used in
        operating activities:
     Increase (decrease) in accounts payable                                      (28,293)            36,162                  7,869
                                                                               ----------            -------            ------------
Net Cash Used by Operating Activities                                            (676,985)               100               (885,848)
                                                                               ----------            -------            ------------
Cash Flows from Financing Activities:

Issuance of common stock for Asset Acquisition                                    656,250                  -                656,250
Issuance of common stock                                                           20,000                  -                230,963
                                                                               ----------            -------            ------------
Net Cash Provided by Financing Activities                                         676,250                  -                887,213
                                                                               ----------            -------            ------------
Net Increase in Cash & Cash Equivalents                                              (735)               100                  1,365

Beginning Cash & Cash Equivalents                                                   2,100                  -                      -
                                                                               ----------            -------            ------------
Ending Cash & Cash Equivalents                                                    $ 1,365              $ 100               $  1,365
                                                                               ==========            =======            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                       $ -                  $ -                 $-
                                                                               ==========            =======            ============
     Cash paid for Income Taxes                                                   $ -                  $ -                 $-
                                                                               ==========            =======            ============
NON-CASH TRANSACTIONS
     Common stock issued in exchange for services                              $2,406,537            $ 3,400            $ 1,457,937
                                                                               ==========            =======            ============

The accompanying notes are an integral part of these financial statements.

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

Art, Music and Entertainment, Inc. ("Company") (formerly Chatham International, Inc.) was organized originally as Cornerstone Capital, Inc., under the laws of the State of Florida as a corporation on May 25, 1988. On September 22, 1990 the Company changed its name to Chatham International, Inc. On April 5, 1996 the Board of Directors of the Company authorized the name of Company to be changed from Chatham International, Inc. to Art, Music and Entertainment, Inc., in connection with a merger, discussed elsewhere herein, with an entity of the same name. Such change was filed with the Secretary of State of Florida on July 18, 1996. On July 24, 2001 the Board of Directors met in a special meeting to authorize the name change to Global Assets and Services, Inc.


The art, music and entertainment industries in which the Company is operating are highly volatile and competitive. Accordingly, the Company is exposed to significant risk in competing against other entities, who have greater resources and experience.

In December 2001 Global Assets & Services merged with SDE 3 Holdings, Inc. Global Assets & Services is the surviving Corporation and all shares of stock outstanding in SDE 3 Holdings, Inc. are retired concurrent with the merger.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.


Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002




Note 1 - Organization and Summary of Significant Accounting Policies (Cont):

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.


Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there has been no income generated since 1997 for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                           $  705,496
         Valuation allowance                                          (705,496)
                                                                    ------------
         Net deferred tax assets                                    $        0
                                                                    ============

At December 31, 2002, the Company had net operating loss carryforwards of approximately $2,351,654 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2002, the Company issued 16,395,000 shares of common stock for compensation for consulting fees and cash.

Note 4 - Segment Information:

Global Assets and Services, Inc. operates primarily in a single operating segment, the asset management and capital raising business.

Note 5 - Cancellation of Preferred Stock:

The Company renegotiated in January 1997 with the former owners of the various assets acquired by the respective classes of convertible preferred stock, culminating in October 1997 with the exchange of all of the classes of issued preferred stock for restricted common shares of the Company.

Note 6 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company' current liabilities exceed current assets by $6,504 and the Company has an accumulated deficit at December 31, 2002 of $2,351,654.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 7 - Subsequent Event:

On February 14, 2003 the Board of Directors met to authorize the issuance of 2,775,000 shares of common stock for management and consulting services.