Form 10QSB
period 2003-03-31
GLOBAL ASSETS & SERVICES INC
filed 2003-05-23
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
                                                       0-30145
March 31, 2003                                         33-41063-A

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

                         7,817,767 as of March 31, 2003

                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Global Assets and Services, Inc.
Tampa, FL


We have reviewed the accompanying balance sheet of Global Assets and Services, Inc. for March 31, 2003 and the related statement of operations and cash flows for the three-months ended March 31, 2003 and 2002, and May 25, 1988 (inception) to March 31, 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC
Denver, CO
May 20, 2003


                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)




                                                                                 March 31,                December 31,
                                                                                   2003                       2002
                                                                             ------------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 4,475                    $ 1,365
                                                                             ------------------         ------------------

      Total current assets                                                               4,475                      1,365
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                           $ 4,475                    $ 1,365
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                           $ 16,869                    $ 7,869
   Notes Payable - Shareholder                                                          10,000                          -
                                                                             ------------------         ------------------

Total Current Liabilities                                                               26,869                      7,869
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $0.01 Par Value, 100,000,000 shares                                       29,292                     24,192
   authorized, 29,392,767 shares issued and outstanding
   in 2003, 24,192,767 shares outstanding in 2002                                    2,816,858                  2,320,958
Additional Paid-In Capital                                                          (2,868,544)                (2,351,654)
                                                                             ------------------         ------------------
Deficit accumulated during the development stage
                                                                                       (22,394)                    (6,504)
                                                                             ------------------         ------------------
Total Stockholders' Deficit
                                                                                       $ 4,475                    $ 1,365
                                                                             ==================         ==================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

See Accountants Review Report


                        GLOBAL ASSETS AND SERVICES, INC.
                           (Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                     May 25, 1988
                                                  Three-Months Ended                (Inception) to
                                                       March 31,                       March 31,
                                               2003                2002                  2003
                                               ----                ----                  ----

Revenue
   Revenue                                           $ -                 $ -              $ 846,545
   (Less) Cost of Sales                                -                   -               (336,524)
                                               ---------           ---------           ------------
Total Income                                           -                   -                510,021
                                               ---------           ---------           ------------
Operating Expenses
   Doubtful Accounts                                   -                   -                 34,469
   Consultant Fees                               258,299                   -              1,689,811
   Legal & Accounting                              2,000              10,000                 99,083
   Advertising                                         -                   -                 14,542
   Directors and Officers Fees                   255,000                   -              1,229,500
   Interest Expense                                    -                   -                  8,577
   Telephone                                         707                   -                 28,523
   Travel                                              -                   -                  7,500
   Rent                                                -               2,894                 47,096
   Other General Expenses                            884               3,073                223,485
                                               ---------           ---------           ------------
Total Expenses                                   516,890              15,967              3,382,586
                                               ---------           ---------           ------------
Net Loss From Operations                        (516,890)            (15,967)            (2,872,565)
                                               ---------           ---------           ------------
Other Income
   Interest Income                                     -                   -                  4,021
                                               ---------           ---------           ------------
Net Loss                                       $(516,890)          $ (15,967)          $ (2,868,544)
                                               =========           =========           ============
Per Share Information:

   Weighted average number of
     common shares outstanding                24,192,767           7,797,767
                                              ----------           ---------
Net Loss per Common Share                        *                   *
                                              ==========           =========
* Less than $.01

See Accountants Review Report


                        GLOBAL ASSETS AND SERVICES, INC.
                          (Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                 March 31, 2003
                                  (Unaudited)

                                                                                                                Accumulated
                                                                                                  Additional    During the
                                            Preferred Stock                Common Stock           Paid-In       Development
                                        # of Shares     Amount        # of Shares    Amount       Capital        Stage       Totals
                                        -----------     ------        -----------    ------       -------        -----       ------
-

Balance December 31, 1995                      -              $ -      3,575,268      $ 3,575     $ 87,810   $ (132,399)  $ (41,014)

Issuance for Merger                      693,221       55,556,100         66,533           67          (67)           -  55,556,100
Reverse Merger                          (486,754)     (48,675,400)             -            -            -            - (48,675,400)
Deduction other assets                         -       (6,763,122)             -            -                         -  (6,763,122)
Net Loss for Year                              -                -              -            -            -      (72,473)    (72,473)
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Balance - December 31, 1996              206,467          117,578      3,641,801        3,642       87,743     (204,872)      4,091
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Preferred Stock to Common Stock         (206,467)        (117,578)       755,966          755      116,823            -           -
Net Loss for year                              -                -              -            -            -       (4,091)     (4,091)
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Balance - December 31, 1997                    -                -      4,397,767        4,397      204,566     (208,963)          -
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Balance - December 31, 1998                    -                -      4,397,767        4,397      204,566     (208,963)          -
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Balance - December 31, 1999                    -                -      4,397,767        4,397      204,566     (208,963)          -
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Balance - December 31, 2000                    -                -      4,397,767        4,397      204,566     (208,963)          -
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Issuance of stock for services 12/11           -                -      3,400,000        3,400            -            -       3,400
Loss for year                                  -                -              -            -            -      (39,462)    (39,462)
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Balance - December 31, 2001                    -                -      7,797,767        7,797      204,566     (248,425)    (36,062)
                                        --------      -----------     ----------     --------   ----------  -----------  -----------
Issuance of stock for cash 3/28                -                -         20,000           20        1,980            -       2,000
Issuance of stock for services 3/28            -                -      6,800,000        6,800      673,200            -     680,000
Issuance of stock for services 4/2             -                -      1,000,000        1,000       99,000            -     100,000
Issuance of stock for services 6/18            -                -        500,000          500       49,500            -      50,000
Issuance of stock for services 7/12            -                -        710,000          710       70,327            -      71,037
Issuance of stock for Asset Acquisition 8/12   -                -      1,750,000        1,750      645,500            -     647,250
Issuance of stock for services 8/12            -                -        590,000          590       58,410            -      59,000
Issuance of stock for cash 9/18                -                -         80,000           80       19,920            -      20,000
Issuance of stock for services 10/15           -                -      4,945,000        4,945      489,555            -     494,500
Loss for year                                  -                -              -            -            -   (2,103,229) (2,103,229)
                                        --------      -----------     ----------     --------   ----------  -----------   ----------
Balance - December 31, 2002                    -                -     24,192,767       24,192    2,311,958   (2,351,654)    (15,504)
                                        --------      -----------     ----------     --------   ----------  -----------   ----------
Issuance of stock for services 1/15            -                -      2,550,000        2,550      252,450            -     255,000
Issuance of stock for licenses 3/11            -                -      2,550,000        2,550      252,450            -     255,000
Loss for period                                -                -              -            -            -     (516,890)   (516,890)
                                        --------      -----------     ----------     --------   ----------  -----------   ---------
Balance - March 31, 2003                       -              $ -     29,292,767     $ 29,292    $2,816,858 $(2,868,544)  $ (22,394)
                                        ========      ===========     ==========     ========    ========== ===========   ==========
See Accountants Review Report



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                                            May 25, 1988
                                                                            Three-Months Ended             (Inception) to
                                                                                March 31,                     March 31,
                                                                         2003               2002                2003
                                                                         ----               ----                ----

Cash Flows from Operating Activities:
Net Loss                                                                $ (516,890)          $(15,967)        $ (2,868,544)
Issuance of stock for services                                             504,900                  -            1,962,837
Increase in notes payable - shareholder                                     10,000                  -               10,000
Increase in accounts payable                                                 6,465             10,000               16,869
                                                                        ----------           --------         ------------
Net Cash Flows Used by Operating Activities                                  4,475             (5,967)            (878,838)
                                                                        ----------           --------         ------------
Cash Flows from Financing Activities:
   Issuance of Common Stock for Asset Acquisition                                -                  -              656,250
   Issuance of Common Stock                                                      -              8,000              227,063
                                                                        ----------           --------         ------------
Net Cash Flows Provided by Financing Activities                                  -              8,000              883,313
                                                                        ----------           --------         ------------
Net Increase (Decrease) in Cash                                              4,475              2,033                4,475
                                                                        ----------           --------         ------------
Cash and cash equivalents - Beginning of period                                  -                100                    -
                                                                        ----------           --------         ------------
Cash and cash equivalents - End of period                                  $ 4,475            $ 2,133              $ 4,475
                                                                        ==========           ========         ============
Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                   $ -                $ -                  $ -
                                                                        ==========           ========         ============
      Cash paid for Income Taxes                                               $ -                $ -                  $ -
                                                                        ==========           ========         ============
Non-Cash Transactions
      Common stock issued in exchange for services                        $504,900                $ -           $1,962,837
                                                                        ==========           ========         ============
See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Global Assets and Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-months ended March 31, 2003 and 2002, and May 25, 1988 (inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2003
- -----------------------------------------------------------------

The Company incurred expenses and general and administrative costs for the three month period in 2003 of $516,890 compared to $15,967 in 2002. There were no revenues for the period in 2003 or 2002. The Company recorded net loss in the period in 2003 of ($516,890) and loss of($15,967) in 2002. The net loss per share was nominal in the period in 2003 and in 2002. The largest components of the operating expenses in 2003 in the quarter were $258,299 in consultant fees, $255,000 in directors and officers fees, and 42,000 in accounting costs. In the quarter in 2002 the Company incurred $10,000 in legal and accounting, $2,894 in rent and $3,073 in other expenses.

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

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS
----------------------------------------------
Management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
- -------    -----------------

           None

ITEM 2.    CHANGES IN SECURITIES
- -------    ---------------------

           In the quarter, the Company issued common shares for services rendered, and 2,550,000 common shares for the EPONS product license.

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



                                             GLOBAL ASSETS & SERVICES, INC.



Date: May 23, 2003                      /s/ Bertram Cutler
                                             -----------------------------------
                                             Bertram Cutler, President

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Bertram Cutler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Assets & Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003


/s/Bertram Cutler
-----------------------
Bertram Cutler, President