Form 10QSB
period 2003-06-30
GLOBAL ASSETS & SERVICES INC
filed 2003-08-14
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
                                                       0-30145
June 30, 2003                                         33-41063-A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 31,192,767 as of June 30, 2003

                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s








          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Global Assets and Services, Inc.
Tampa, FL


We have reviewed the accompanying balance sheet of Global Assets and Services, Inc. for June 30, 2003 and the related statement of operations for the three and six-months ended June 30, 2003 and 2002 and the period May 25, 1988 (inception) to June 30, 2003, and cash flows for the six-months ended June 30, 2003 and 2002, and May 25, 1988 (inception) to June 30, 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC
Denver, CO
August 5, 2003



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)






                                                                                 June 30,                 December 31,
                                                                                   2003                       2002
                                                                             ------------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 5,321                    $ 1,365
                                                                             ------------------         ------------------

      Total current assets                                                               5,321                      1,365
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                           $ 5,321                    $ 1,365
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                           $ 16,870                    $ 7,869
   Notes Payable - Shareholder                                                          16,500                          -
                                                                             ------------------         ------------------

Total Current Liabilities                                                               33,370                      7,869
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $0.001 Par Value, 100,000,000 shares                                      31,192                     24,192
   authorized, 31,192,767 shares issued and outstanding
   in 2003, 24,192,767 shares outstanding in 2002
Additional Paid-In Capital                                                           3,004,958                  2,320,958
Deficit accumulated during the development stage                                    (3,064,199)                (2,351,654)
                                                                             ------------------         ------------------

Total Stockholders' Deficit                                                            (28,049)                    (6,504)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 5,321                    $ 1,365
                                                                             ==================         ==================

See Accountants Review Report


                        GLOBAL ASSETS AND SERVICE, INC.
                         (A Development Stage Company)
                           Statements of Opaerations
                                  (Unaudited)


                                                                                                              May 25, 1988
                                              Three-Months Ended                 Six-Months Ended           (Inception) to
                                                    June 30,                          June 30,                June 30,
                                            2003              2002            2003             2002              2003
                                            ----              ----            ----             ----              ----

Revenue
   Revenue                                     $ -              $ -             $ -              $ -         $ 846,545
   (Less) Cost of Sales                          -                -                                           (336,524)
                                        ----------       ----------      ----------       ----------       -----------
Total Income                                     -                -               -                -           510,021
                                        ----------       ----------      ----------       ----------       -----------
Operating Expenses
   Doubtful Accounts                             -                -               -                -            34,469
   Consultant Fees                          10,000           15,046         268,299           15,046         1,699,811
   Legal & Accounting                          500           10,000           2,500           10,000            99,583
   Advertising                                   -                -               -                -            14,542
   Directors and Officers Fees             180,000                -         435,000                -         1,409,500
   Interest Expense                              -                -               -                -             8,577
   Telephone                                   423                -           1,130                -            28,946
   Travel                                        -                -               -                -             7,500
   Rent                                      2,873            4,314           2,873            7,208            49,969
   Business Expenses                         1,859            1,975           2,743            5,048           225,344
                                        ----------       ----------      ----------       ----------       -----------
Total Expenses                             195,655           31,335         712,545           37,302         3,578,241
                                        ----------       ----------      ----------       ----------       -----------
Net Loss From Operations                  (195,655)         (31,335)       (712,545)         (37,302)       (3,068,220)
                                        ----------       ----------      ----------       ----------       -----------
Other Income
   Interest Income                               -                -               -                -             4,021
                                        ----------       ----------      ----------       ----------       -----------
Net Loss                                $ (195,655)       $ (31,335)      $(712,545)       $ (37,302)      $(3,064,199)
                                        ==========       ==========      ==========       ==========       ===========
Per Share Information:

   Weighted average number of
     common shares outstanding          29,292,767       24,192,767      29,292,767       24,192,767

Net Loss per Common Share                  *                 *               (.02)                *
                                        ==========       ==========      ==========       ==========
* Less than $.01

See Accountants Review Report



                        GLOBAL ASSETS AND SERVICES,INC.
                         (A Devleopment Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                 June 30, 2003
                                  (Unaudited)

                                                                                                                 Deficit
                                                                                                                 Accumulated
                                                                                                    Additonal     During the
                                             Preferred Stock                Common Stock            Paid-In      Development
                                        # of Shares      Amount         # of Shares   Amount        Capital       Stage       Totals
                                        -----------      ------         -----------   ------        -------       -----       ------



Balance December 31, 1995                -              $ -      3,575,268      $ 3,575      $ 87,810    $ (132,399)      $ (41,014)

Issuance for Merger                  693,221     55,556,100         66,533           67           (67)            -      55,556,100
Reverse Merger                      (486,754)   (48,675,400)             -            -             -             -     (48,675,400)
Deduction other assets                   -       (6,763,122)             -            -                           -      (6,763,122)
Net Loss for Year                        -                -              -            -             -       (72,473)        (72,473)
                                    --------    -----------     ----------     --------     ---------   -----------      ----------
Balance - December 31, 1996          206,467        117,578      3,641,801        3,642        87,743      (204,872)          4,091
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Preferred Stock to Common Stock     (206,467)      (117,578)       755,966          755       116,823             -               -
Net Loss for year                        -                -              -            -             -        (4,091)         (4,091)
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Balance - December 31, 1997              -                -      4,397,767        4,397       204,566      (208,963)              -
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Balance - December 31, 1998              -                -      4,397,767        4,397       204,566      (208,963)              -
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Balance - December 31, 1999              -                -      4,397,767        4,397       204,566      (208,963)              -
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Balance - December 31, 2000              -                -      4,397,767        4,397       204,566      (208,963)              -
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Issuance of stock for services 12/11     -                -      3,400,000        3,400             -             -           3,400
Loss for year                            -                -              -            -             -       (39,462)        (39,462)
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Balance - December 31, 2001              -                -      7,797,767        7,797       204,566      (248,425)        (36,062)
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Issuance of stock for cash 3/28          -                -         20,000           20         1,980             -           2,000
Issuance of stock for services 3/28      -                -      6,800,000        6,800       673,200             -         680,000
Issuance of stock for services 4/2       -                -      1,000,000        1,000        99,000             -         100,000
Issuance of stock for services 6/18      -                -        500,000          500        49,500             -          50,000
Issuance of stock for services 7/12      -                -        710,000          710        70,327             -          71,037
Issuance of stock for Asset
 Acquisition 8/12                        -                -      1,750,000        1,750       645,500             -         647,250
Issuance of stock for services 8/12      -                -        590,000          590        58,410             -          59,000
Issuance of stock for cash 9/18          -                -         80,000           80        19,920             -          20,000
Issuance of stock for services 10/15     -                -      4,945,000        4,945       489,555             -         494,500
Loss for year                            -                -              -            -             -    (2,103,229)     (2,103,229)
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Balance - December 31, 2002              -                -     24,192,767       24,192     2,311,958    (2,351,654)        (15,504)
                                    --------    -----------     ----------     --------     ---------   -----------      -----------
Issuance of stock for services 1/15      -                -      2,550,000        2,550       252,450             -         255,000
Issuance of stock for services 3/11      -                -      2,550,000        2,550       252,450             -         255,000
Issuance of stock for services 4/20      -                -        100,000          100         9,900             -          10,000
Issuance of stock for services 5/28      -                -      1,800,000        1,800       178,200             -         180,000
Loss for period                          -                -              -            -             -      (712,545)       (712,545)
                                    --------    -----------     ----------     --------     ----------  -----------      -----------
Balance - June 30, 2003                 -              $ -     31,192,767     $ 31,192     $3,004,958  $(3,064,199)     $  (28,049)
                                    ========    ===========     ==========     ========     ==========  ===========      ===========

See Accountants Review Report



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                                            May 25, 1988
                                                                             Six-Months Ended              (Inception) to
                                                                                 June 30,                      June 30,
                                                                         2003               2002                2003
                                                                         ----               ----                ----

Cash Flows from Operating Activities:
Net Loss                                                                $ (712,545)         $ (37,302)        $ (3,064,199)
Issuance of stock for services                                             700,000              4,900            2,152,837
Increase in notes payable - shareholder                                     16,500                  -               16,500
Increase in accounts payable                                                     1             24,875               16,870
                                                                        ----------          ---------         ------------
Net Cash Flows Used by Operating Activities                                  3,956             (7,527)            (877,992)
                                                                        ----------          ---------         ------------
Cash Flows from Financing Activities:
   Issuance of Common Stock for Asset Acquisition                                -                  -              656,250
   Issuance of Common Stock                                                      -              8,000              227,063
                                                                        ----------          ---------         ------------
Net Cash Flows Provided by Financing Activities                                  -              8,000              883,313
                                                                        ----------          ---------         ------------
Net Increase (Decrease) in Cash                                              3,956                473                5,321
                                                                        ----------          ---------         ------------
Cash and cash equivalents - Beginning of period                              1,365                100                    -
                                                                        ----------          ---------         ------------
Cash and cash equivalents - End of period                                  $ 5,321              $ 573              $ 5,321
                                                                        ==========          =========         ============
Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                   $ -                $ -                  $ -
                                                                        ==========          =========         ============
      Cash paid for Income Taxes                                               $ -                $ -                  $ -
                                                                        ==========          =========         ============
Non-Cash Transactions
      Common stock issued in exchange for services                        $700,000                $ -           $2,152,837
                                                                        ==========          =========         ============

See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Global Assets and Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six-months ended June 30, 2003 and 2002 and the period May 25, 1988 (inception) to June 30, 2003, and the related cash flows for the six-months ended June 30, 2003 and 2002 and the period May 25, 1988 (inception) to June 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 2003
- -----------------------------------------------------------------

The company had no revenues in the quarter. The Company incurred expenses and general and administrative costs for the six month period in 2003 of $516,890 compared to $15,967 in 2002. There were no revenues for the period in 2003 or 2002. The Company recorded net loss in the period in 2003 of ($516,890) and loss of($15,967) in 2002. The net loss per share was nominal in the period in 2003 and in 2002. The largest components of the operating expenses in 2003 in the quarter were $258,299 in consultant fees, $255,000 in directors and officers fees, and 42,000 in accounting costs. In the quarter in 2002 the Company incurred $10,000 in legal and accounting, $2,894 in rent and $3,073 in other expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003
------------------------------------------------------------

The company had no revenues in the six month period. The company incurred a total of $712,545 in expenses in the period in 2003 compared to $37,302 in the same period in 2002. The significant increase in expenses occurred in 2003 due to the issuance of $268,299 in stock for consulting fees and the issuance of $435,000 in stock for officers and directors fees. In 2002, in the period, $15,046 was incurred for consulting and no expense was incurred for officer and director fees. The company incurred a loss of ($712,545) in the period in 2003 compared to a loss of (#37,302) in the period in 2002. The net loss per share was ($.02) for the period in 2003 compared to less than ($.01) per share for the period in 2002.

The company expects the trend of losses to continue until it can generate revenues.

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

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($28,000) at June 30, 2003.
The Company has no current assets and no other assets at June 30, 2003.

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

The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual reporting costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time.

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

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. There is no assurance, however, that without funds it will ultimately allow registrant to carry out any business. The Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred. As of the date of this report management does not have any plan for raising additional capital, and does not know if or when it can or will develop a plan.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company will compensate providers of services by issuances of stock in lieu of cash.

The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $33,370, all of which is current, no cash, no assets, except intangible licenses which are illiquid and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
- -------    -----------------

           None

ITEM 2.    CHANGES IN SECURITIES
- -------    ---------------------

           In the quarter, the Company issued 1,900,000 common shares for consulting and officer and director fees. Such shares were valued at $188,100 upon issuance , even though such shares are restricted. The company relied upon
Section 4(2) of the Secruities Act of 1933 for the exemption from Registration.


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

           None

                          GLOBAL ASSETS & SERVICES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GLOBAL ASSETS & SERVICES, INC.



Date: August 11, 2003                      /s/ Bertram Cutler
                                             -----------------------------------
                                             Bertram Cutler, President