Form 10QSB
period 2003-09-30
GLOBAL ASSETS & SERVICES INC
filed 2003-11-25
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
                                                       0-30145
September 30, 2003                                     33-41063-A

                        GLOBAL ASSETS & SERVICES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                               59-3723328
------------------------------------               --------------------------
State or Other Jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

3816 W. Linebaugh Ave., Suite 200, Tampa, FL, 33624
--------------------------------------------------------
(Address of principal Executive Offices                     Zip Code)

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

                         31,192,767 as of September 30, 2003

                         GLOBAL ASSETS & SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                           Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                               Phone: 303-796-0099
                                Fax: 303-796-0137






                           ACCOUNTANT'S REVIEW REPORT




Board of Directors of
Global Assets and Services, Inc.
Tampa, FL

We have reviewed the accompanying balance sheet for Global Assets & Services, Inc. (a development stage company) for September 30, 2003 and the related statements of operations for the three and nine-months ended September 30, 2003 and 2002 and for the period from May 25, 1988 (inception) to September 30, 2003 and cash flows for the nine-months ended September 30, 2003 and 2002 and for the period from May 25, 1988 (inception) to September 30, 2003, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
November 19, 2003


                                GLOBAL ASSETS AND SERVICES INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                             September 30,              December 31,
                                                                                  2003                      2002
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                              $ 1,999                    $ 1,365
                                                                            -----------------         ------------------

      Total current assets                                                             1,999                      1,365
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                         $ 1,999                    $ 1,365
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 16,871                    $ 7,869
   Notes Payable - Shareholder                                                        16,500                          -
                                                                            -----------------         ------------------

Total Current Liabilities                                                             33,371                      7,869
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $.001 Par Value, 100,000,000 shares
   authorized, 31,192,767 shares issued and outstanding                               31,192                     24,192
   in 2003, 24,192,767 shares outstanding in 2002.
Additional Paid-In Capital                                                         3,004,958                  2,320,958
Deficit accumulated during the development stage                                  (3,067,522)                (2,351,654)
                                                                            -----------------         ------------------

Total Stockholders' Equity (Deficit)                                                 (31,372)                    (6,504)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 1,999                    $ 1,365
                                                                            =================         ==================


                         See Accountants' Review Report


                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)

                                                                                                              May 25, 1988
                                          Three-Months Ended                   Nine-Months Ended             (Inception) to
                                             September 30,                       September 30,                September 30,
                                         2003             2002               2003             2002                2003
                                     -------------     ------------      -------------     ------------      ---------------
Revenue
   Revenue                                    $ -              $ -                $ -              $ -            $ 846,545
   (Less) Cost of Sales                         -                -                  -                -             (336,524)
                                     -------------     ------------      -------------     ------------      ---------------
Total Income                                    -                -                  -                -              510,021

Operating Expenses
   Doubtful Accounts                            -                -                  -                -               34,469
   Consultant Fees                              -          221,250            268,299          236,296            1,699,811
   Legal & Accounting                         500           18,391              3,000           28,391              100,083
   Advertising                                  -                -                  -                -               14,542
   Directors & Officers Fees                    -                -            435,000                -            1,409,500
   Interest Expense                             -                -                  -                -                8,577
   Telephone                                  829              159              1,959              159               29,775
   Travel                                       -            5,000                  -            5,000                7,500
   Rent                                     1,125            1,457              3,998            8,665               51,094
   Business Expenses                          869              582              3,612            5,630              226,213
                                     -------------     ------------      -------------     ------------      ---------------
Total Expenses                              3,323          246,839            715,868          284,141            3,581,564
                                     -------------     ------------      -------------     ------------      ---------------
Net Loss From Operations                   (3,323)        (246,839)          (715,868)        (284,141)          (3,071,543)
                                     -------------     ------------      -------------     ------------      ---------------
Other Income
   Interest Income                              -                -                  -                -                4,021
                                     -------------     ------------      -------------     ------------      ---------------
Net Loss                                 $ (3,323)       $(246,839)        $ (715,868)       $(284,141)        $ (3,067,522)
                                     =============     ============      =============     ============      ===============

Per Share Information:

   Weighted average number of
     common shares outstanding         31,192,767       24,192,767         31,192,767       24,192,767
                                     -------------     ------------      -------------     ------------
Net Loss per Common Share                  *               ($.01)             ($.02)          ($.01)
                                     =============     ============      =============     ============


                         See Accountants' Review Report



                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                            Statement of Cash Flows
                                                  (Unaudited)

                                                                                                            May 25, 1988
                                                                           Nine-Months Ended               (Inception) to
                                                                              September 30,                 September 30,
                                                                         2003               2002                2003
                                                                     --------------     --------------    ------------------
Cash Flows from Operating Activities:
Net Loss                                                                 $(715,868)         $(284,141)         $ (3,067,522)
   Stocks issued for services                                              700,000            297,287             2,152,837
   Increase in Notes Payable - Shareholder                                  16,500                  -                16,500
Adjustments to reconcile net loss to cash
   used in operating activities:
   Increase (decrease) in accounts payable                                       2            (28,293)               16,871
                                                                     --------------     --------------    ------------------
Net Cash Flows Used by Operating Activities                                    634            (15,147)             (881,314)
                                                                     --------------     --------------    ------------------

Cash Flows from Financing Activities:
   Issuance of Stock for Asset Acquisition                                       -                  -               656,250
   Issuance of Common Stock                                                      -             28,000               227,063
                                                                     --------------     --------------    ------------------
Net Cash Flows Provided by Financing Activities                                  -             28,000               883,313
                                                                     --------------     --------------    ------------------
Net Increase (Decrease) in Cash                                                634             12,853                 1,999
                                                                     --------------     --------------    ------------------
Cash and cash equivalents - Beginning of period                              1,365                  -                     -
                                                                     --------------     --------------    ------------------
Cash and cash equivalents - End of period                                  $ 1,999           $ 12,853               $ 1,999
                                                                     ==============     ==============    ==================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                   $ -                $ -                   $ -
                                                                     ==============     ==============    ==================
      Cash paid for Income Taxes                                               $ -                $ -                   $ -
                                                                     ==============     ==============    ==================

Non-Cash Transactions
    Common stock issued for services                                     $ 700,000          $ 297,287           $ 2,152,837
                                                                     ==============     ==============    ==================


                         See Accountants' Review Report



                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                       September 30, 2003
                                          (Unaudited)


                                                                                                           Deficit
                                                                                                           Accumulated
                                                                                             Additonal     During the
                                    Preferred       Stock              Common Stock          Paid-In       Development
                                    # of Shares     Amount         # of Shares  Amount       Capital        Stage          Totals
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance December 31, 1995                   -              $ -     3,575,268     $ 3,575     $ 87,810   $ (132,399)      $ (41,014)

Issuance for Merger                   693,221       55,556,100        66,533          67          (67)           -      55,556,100
Reverse Merger                       (486,754)     (48,675,400)            -           -            -            -     (48,675,400)
Deduction other assets                      -       (6,763,122)            -           -                         -      (6,763,122)
Net Loss for Year                           -                -             -           -            -      (72,473)        (72,473)
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance - December 31, 1996           206,467          117,578     3,641,801       3,642       87,743     (204,872)          4,091
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Preferred Stock to Common Stock      (206,467)        (117,578)      755,966         755      116,823            -               -
Net Loss for year                           -                -             -           -            -       (4,091)         (4,091)
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance - December 31, 1997                 -                -     4,397,767       4,397      204,566     (208,963)              -
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance - December 31, 1998                 -                -     4,397,767       4,397      204,566     (208,963)              -
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance - December 31, 1999                 -                -     4,397,767       4,397      204,566     (208,963)              -
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance - December 31, 2000                 -                -     4,397,767       4,397      204,566     (208,963)              -
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Stock issued for services 12/11             -                -     3,400,000       3,400            -            -           3,400
Net Loss for year                           -                -             -           -            -      (39,462)        (39,462)
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance - December 31, 2001                 -                -     7,797,767       7,797      204,566     (248,425)        (36,062)
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Stock issued for cash 3/28                  -                -        20,000          20        1,980            -           2,000
Stock issued for services 3/28              -                -     6,800,000       6,800      673,200            -         680,000
Stock issued for services 4/2               -                -     1,000,000       1,000       99,000            -         100,000
Stock issued for services 6/18              -                -       500,000         500       49,500            -          50,000
Stock issued for services 7/12              -                -       710,000         710       70,327            -          71,037
Stock issued for Asset Acquistion 8/12      -                -     1,750,000       1,750      645,500            -         647,250
Stock issued for services 8/12              -                -       590,000         590       58,410            -          59,000
Stock issued for cash 9/18                  -                -        80,000          80       19,920            -          20,000
Stock issued for cash 10/15                 -                -     4,945,000       4,945      489,555            -         494,500
Net Loss for Year                           -                -             -           -            -   (2,103,229)     (2,103,229)
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance - December 31, 2002                 -                -     24,192,767     24,192    2,311,958   (2,351,654)        (15,504)
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Stock issued for services 1/15              -                -     2,550,000       2,550      252,450            -         255,000
Stock issued for services 3/11              -                -     2,550,000       2,550      252,450            -         255,000
Stock issued for services 4/20              -                -       100,000         100        9,900            -          10,000
Stock issued for services 5/28              -                -     1,800,000       1,800      178,200            -         180,000
Loss for Period                             -                -             -           -            -     (715,868)       (715,868)
                                    ----------    -------------    ----------   ---------   ----------  ------------   ------------
Balance - September 30, 2003                -              $ -     31,192,767   $ 31,192    $3,004,958  $(3,067,522)     $ (31,372)
                                    ==========    =============    ==========   =========   ==========  ===========    ============


                         See Accountants' Review Report

                        GLOBAL ASSETS AND SERVICESS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Global Assets & Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three-months and nine-months ended September 30, 2003 and 2002, and May 25, 1988 (inception) to September 31, 2003, and cash flows for the nine-months ended September 30, 2003 and 2002 and May 25, 1988 (inception) to September 30, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 - Going Concern:
         -------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The company re-commenced operations in early 2002, and has had no revenues in 2003 but has incurred significant expenses to date in the start up of its operations and expects to continue losses on operations at current rates.

Results of Operations for the quarter ended September 30, 2003 compared to
--------------------------------------------------------------------------
quarter ended September 30, 2002
--------------------------------

     The Company had no revenue for the period in 2003 or 2002. The company incurred expenses totalling $3,323 in the quarter in 2002 compared to $246,839 in expenses in the quarter in 2002. The expenses in the quarter in 2003 consisted of legal and accounting of $500, rent of $1,125, and miscellaneous expenses. The company had a net loss of ($3,323) in the quarter in 2003 compared to a ($246,839) loss in the quarter in 2002. The company had a nominal loss per share in the quarter in 2003 and and ($.01) in 2002.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and
--------------------------------------------------------------------------------
September 30, 2002
------------------

     The Company had no revenues for the nine month period ended September 30 in 2003 or 2002. The Company incurred expenses in the period in 2003 of $715,868 compared to $284,141 in the period in 2002. The company incurred $268,299 in cunsulting, $435,000 in directors' and oficers' fees, $3,000 legal and accounting, $3,998 in rent, and $3,612 in miscellaneous expenses in the period in 2003 compared to $236,296 in consulting fees, $28,391 in legal and accounting, $8,665 in rent, and $5,630 in miscellaneous expenses in 2002 in the period. The company had a net loss of ($715,868) in the nine month period in 2003 compared a net loss of ($284,141) in 2002. The net loss per share was ($.02) for the period in 2003 and ($.01) in 2002.

The company expects to continue to incur expenses for the forseeable future at a similar rate as in the nine month period in 2003. It cannot predict revenues at the date of this report.

Liquidity and Capital Resources
-------------------------------

     At September 2003, the Company had $1,999 cash and no other current assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations.


Item 3. Controls and Procedures
-------------------------------

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

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business operation has been achieved which may afford revenues and potential cash flows. No assurance can be made that any such operation will ever occur.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

           None


ITEM 2.    CHANGES IN SECURITIES
-------    ---------------------

           None


ITEM 3.    DEFAULT UPON SENIOR SECURITIES
-------    ------------------------------

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

           None


ITEM 5.    OTHER INFORMATION
-------    -----------------

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
--------   --------------------------------

           Exhibits:    31  Sarbanes-Oxley Certification
                        32  Sarbanes-Oxley Certification

           Reports on Form 8-K:  8/K October 23, 2003

                          GLOBAL ASSETS & SERVICES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GLOBAL ASSETS & SERVICES, INC.



Date: November 24, 2003                By: /s/ Bertram Cutler
                                           -------------------------------------
                                           Bertram Cutler, President, CEO, & CFO