Form 10KSB
period 2003-12-31
GLOBAL ASSETS & SERVICES INC
filed 2004-05-10
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2003

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

            13575 58th Street North, Suite 122, Clearwater, FL 33760
          ------------------------------------------------------------
               (Address of principal Executive Offices Zip Code)

Registrant's telephone number, including area code: (727) 538-1434

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

                                Yes (X)           No ( )


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year. $0

 Small Business Disclosure Format:

                           __X____ Yes       _______ No

     As of December 31, 2003, 31,497,767 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the 11,025,701 shares of Stock held by non-affiliates of Registrant was $551,285 based upon a bid price of $.05 on December 31, 2003.

     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

   TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                        11
     Item 3.   Legal Proceedings                                              11
     Item 4.   Submission of Matters to a Vote of Security Holders            11


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       11
     Item 6.   Management's Discussion and Analysis or Plan of Operation      12
     Item 7.   Financial Statements                                           15
     Item 8. Changes in and Disagreements With Accountants on Accounting 15 and Financial Disclosure
     Item 8A.  Controls and Procedures                                        15

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              16
     Item 10.  Executive Compensation                                         17
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 19
     Item 12.  Certain Relationships and Related Transactions                 21
     Item 13.  Exhibits and Reports on Form 8-K                               22
     Item 14.  Principal Accountant Fees & Services                           24

SIGNATURES                                                                    25

                                     Part I

Item 1. Description of Business

General Description of Company
------------------------------
History
--------
Art Music & Entertainment, Inc., ("the Company" or "AM&E") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990 to Chatham International, Inc. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

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

The Focus Systems encryption package, "C4S. C4K" was developed by a majority owned subsidiary of Focus, C4 Technology, Inc. based on chaos theory. Focus has been heavily involved in the development of software for telecommunications. This led to involvement in information security issues and development of encryption systems over the past few years. Separately its subsidiary was active in the provision of internet video, Digital TV Net, and began developing a suitable encryption package for its own purposes.

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

C4S.C4K is suitable for the very low weight designs typical of mobile phones. While chaos encryption is inherently fast and secure, it does require floating point arithmetic and this barred it from mobile applications until Focus devised a miniature chaotic signal emulator. It is the only chaos theory encryption package applicable to mobile phones."

Focus relies on a combination of patent, trade secret, copyright and trademark laws, software licenses, nondisclosure agreement and technical measures to protect proprietary technology.

Global Assets and Services, Inc. intends to seek North American Industry Partners to market the software. No licenses for software had been negotiated through March 31, 2004.

Epond Technologies

On August 25, 2003, Global Assets & Services entered into a License Agreement with Koki Nagashima and Epond Inc., whereby Global Assets & Services will issue 750,000 shares of restricted stock to Koki Nagashima and Koki Nagashima will received 57.1% of the license fees of the licensed patent in exchange for exclusive rights for the licened patent and its pertained rights to produce and sell product using the invention in all known nations and territories of the world. The Technology licensed is described as follows:

THE TECHNOLOGY
The technology is a next-generation information distribution system, which uses a PCMCIA card as its core component. This invention, by making use of a PCMCIA card equipped with authentication codes within the agent's client PC and the distribution server, primarily addresses the need to prevent the distribution of illegal copies and violations of copyright laws. In addition to serving to help resolve some of the gravest issues that must be overcome in industries in which there is a steady increase of distribution techniques, this system may contrib-ute to future development for both hardware and software makers. Furthermore, as a next-generation distribution system, this system establishes a new technique for the distribution method for clear moving images and sound data via broad-band. It incorporates a unique system in which in the event that the distribu-tion data does not reach its target due to interruption, only the striping can be retransmitted. This system also allows for averaging of the server-processing load.

BACKGROUND
Using a LAN distribution server, based on the fundamental concept of an information system where it is possible to use low, mid, and high-speed communication such as the Internet, there are already a number of streaming distribution servers and client PC viewers (viewing software) compatible with this streaming technology on the market. Such distribution software is based on a high-speed LAN or broadband internet communication, however; it is still the case that a communication speed of only several Kbps is generated, leading for example, to the unresolved issue of servers that cannot transmit moving images via ISDN and are only capable of transmitting sound.

For the configuration of distribution servers and client PC's on the market, this new system provides exclusive PCMCIA cards for each contracting user to the part where the client's PC agents are introduced to the distribution server. This technology therefore enables only those PC's equipped with the requisite card to access and read system information.

SUMMARY OF TECHNOLOGY DESIGN
Client PC agents connect to the distribution servers via LANs and receive streaming data in an environment where no communication speed bottlenecks are created. In other words, the distribution server sends a transmission to client PCs via LAN and communication between the client PCs agent and the distribution server agent is not influenced by existing systems. This makes it possible to preload data without time constraints, and to reduce data volume by compressing distribution data or to reduce color precision. In this way, the data received in the distribution server agent of a client PC responds to the requests of the client PC viewer and in the place of a distribution server the distribution server agent of that PC conducts high-speed memory transfer.

With this basic configuration, the basis for this invention is a PCMCIA card equipped with authentication codes in the part of the distribution server and the agent's client PCs. By equipping a client PC agent with an individually encrypted authentication code in each PCMCIA card, it is possible for contracting users to safely and securely be authenticated when they connect to the distribution server. Furthermore, at the time of receiving data, client PC agents are able to store temporary memory files and stored files with the unique authentication code of this encrypted PCMCIA card. As such, data stored by making use of the PCMCIA card can only be accessed by using that same PCMCIA card. This makes it possible to prevent data retrieved by any contracting user to be redistributed to a non-contracting user, or any other form of unauthorized copies to be made of such data. Although similar methods exist that make use of lower-priced storage media than the PCMCIA card, they are easily mass-produced and pose a significant problem in respect to piracy. This invention makes use of a system employing a PCMCIA card and eliminates any concern over such matters because PCMCIA cards are not easily reproduced.

In addition, with this system, it is possible to use notebook PCs and other portable devices, making it an extremely effective system both for users and makers of hardware and software.

This card will allow an improvement over existing distribution models with the key features being:

Content data stored in client PC agents are processed for distribution as follows:

1)       Data is compressed in order to reduce the volume of distributed data.
2) Even when compressed, moving images require an extremely high amount of total data. Prior to being transmitted, such a large volume of data is stripped. As a result, in the event of a communication interruption, all that needs to be retransmitted is the interrupted striping that did not arrive at its distribution.

3) Data is processed to make it possible to be distributed, even if the precision level of moving images and sound is reduced. As a result, data size can be reduced to between 1/3 and 2/3.

Communication protocols usually can only be inefficiently communicated through http protocols communicated between ordinary web servers and browsers, resulting in a significant server load. As such, protocols unique between client PC agents and distribution server agents are used.

1) As long as there are no interruptions to transmission, a datagram distribution is used in order to allow for unilateral transmission.
2) In order to reduce server load when a large number of clients are being simultaneously serviced, a state-full protocol is used.
3) FTP is also used in cases where for security reasons special protocols are prohibited on the client side.

Content data size is compressed and after being distributed to the client's distribution server agent making use of the high-speed protocols of this system, the compressed data of 1) mentioned above is extracted and stored in temporary files. The operating principles of this system are that prior to beginning to display moving images on a client PC, the distribution server agent receives streaming data from the client PC agent of the server side.

Other unique characteristics of the system are that by placing a distribution server agent within the client PC, it becomes possible to make a response both as a broadcasting system and a distribution system.

Broadcasting model:
In instances when the time in which contents are to begin and end to be displayed on the client PC is predetermined, and in instances when there is no need for the content to remain on the client PC after being displayed. (This system is sensitive to the need to protect copyrighted contents)

Distribution model:
After initiating display of contents on the client PC, it is possible for the beginning and conclusion of the displaying to be temporarily interrupted or to rewind such contents. By placing a server equipped with a client PC agent in each of the target regions, it is possible to share the load. By establishing load sharing severs in a single starting point, it is possible to average the processing load of multiple servers equipped with client PC agents.

The company intends to promote and distribute this technology in the United States.

The market for licensed technology from abroad is intensely competitive, both from U.S. technology and other foreign technology many of which all well-established in thier respctive markets and we expect competition to increase in the future. The company believes that the principal competitive factors affecting the market for information security include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. The company cannot guarantee that it will compete successfully to market against current and potential competitors, especially those with greater financial resources or brand name recognition.

Teaming Agreement

On July 23, 2001 Global Assets & Services signed a teaming agreement with Geosystems Inc. to evaluate and market encryption software based on the C4S and C4K technology to the government and commercial market.

On October 25, 2002, Global Assets & Services entered into a Contract Agreement with GeoSystems, Inc., whereby GEO would provide to Global application development, sale and distribution services, on a 5 year exclusive basis, for C4 encryption products under Global's license, for Federal Goverment and commercial sectors. Global will provide either $500,000 or 400,000 shares of its restricted common stock to capitalize the effort.

On February 3, 2003, the Contract Agreement with Geosystems was assigned to the Cybrix Group, Inc. The Cybrix Group, Inc. and shareholders are the same as Geosystems, Inc.

Cybrix is a privately held company that has a senior management team with extensive experience in Government technology fields and sales to the government. This expertise provides the ability to introduce the software for testing to the appropriate Governmental agencies. Contacts with several Fortune 100 companies within the telecommunications industry have already been established through other ongoing commercial projects. These relationships may be instrumental in the rapid introduction of this software into the personal communications systems market.

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

Global issued shares as follows:

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

4. Issue 90,000 S-8 shares to Dr. Shigetomi Komatsu for consulting services pertaining to TOMIGEL and JUNON System.

     The Company has signed a License for the North American Marketing rights for the following patented products from Japan.

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


PRODUCT DESCRIPTION

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

     The Company license for Tomigel and Junon Systems provides that the Company shares the license with ZYX International, Inc. (beneficially Saburo Oto, a director and Secretary) and the licensees have to pay two thirds of all revenues from license or sublicense to Japan ZYX Co. The license term is until November 27, 2014.

License Rights for Epond
------------------------

     In August  2003,  the Company  entered into a License  Agreement  with Koki
Nagashima and Epond, Inc. for the PCMCIA card based distribution system software. The license consideration was 750,000 shares of restricted stock of the Company, and the Agreement provides that the Company shall pay 57.1% of the license fees to licensor. The term is until November 27, 2018 and is for worldwide.


                                  Subsidiaries
                                  ------------

All subsidiaries were inactive and were abandoned in 1998.

Services
--------

None.

Competition
-----------

The Company will be in competition with many companies of much greater experience, financial resources and long established businesses. There is no assurance that the Company will have any success in competition with other businesses.

Employees and Consultants
-------------------------

The Company presently has no salaried employees, and its Chairman of the Board/President, Bertran Cutler and Secretary, Saburo Oto serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company.

Presently, none of the officers receive salaries; however, they are paid consulting fees in stock, and they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings.


Item 2. Description of Property

In 2003, the Company maintains its corporate records at 13575 58th Street North, Suite 122, Clearwater, Florida 33760.


Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, as of date of this report.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders within period covered by this report, through solicitation of proxies or otherwise.


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The outstanding shares of Global Assets and Services, Inc. are presently traded on the OTC Bulletin Board under the symbol GAST.BB.


                           Common Stock              Common Stock
2003                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                .48                       .10
2nd Quarter                .16                       .05
3rd Quarter                .09                       .04
4th Quarter                .06                       .04


                           Common Stock              Common Stock
2002                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                1.00                      .05
4th Quarter                 .37                      .06


                           Common Stock              Common Stock
2001                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                n/a                       n/a
2nd Quarter                n/a                       n/a
3rd Quarter                n/a                       n/a
4th Quarter                n/a                       n/a

The Company's shares trade over the counter on the OTC Bulletin Board Quotations represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 2003, there are approximately 273 stockholders of record of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.


Item 6. Management's  Discussion and Analysis or Plan of Operation

Financial Condition
-------------------

During fiscal year 2003, the Company continued to be a development stage entity with no sales and revenues. The company had no capital for operations and had minimal business operations.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

Liquidity and Capital Assets.
----------------------------

     The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization. The company has no sources of capital except to use its stock for private placements. The company will be reliant upon loans from officers for any cash needs. No loan commitments have been made by anyone.

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($3,097,788) at December 31, 2003. The Company has no current assets and other assets consisting only of intangible licenses at December 31, 2003.

     The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business or whether it will incur further operating losses through business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

Results of Operations 2003 Compared to 2002
-------------------------------------------

     Business operations were minimal and no revenues were generated in 2003 or 2002. The Company at year end had minimal cash. The Company needed cash or loans from any sources, for any significant business operations.

     During the fiscal year ended December 31, 2003, the Company incurred general and administrative expenses of $746,134 compared to $2,103,229 in expenses in 2002. The net loss was ($746,134) in 2003 compared to ($2,103,229) in 2002. Loss per share was ($.02) in 2003 and ($.12) in 2002.

        The largest factors in expenses for the Company were consultant fees:
$265,500 in 2003 versus $1,089,333 in 2002 and officer/director fees of $435,000 in 2003 versus $974,500 in 2002

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

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of carying out the business plan as it attempts its business plan, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

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

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no developed business, no capital, debt in excess of $52,970, all of which is current, minimal cash, no assets, and no capital commitments. The company has negotiated a licenses for marketing certain technoogies from Japan, but has not yet achieved any revenues therefrom. The effects of such conditions could easily be to cause the Company's bankruptcy.

The Company has incurred significant losses from operations for the year ended December 31, 2002 totalling $746,134, and such losses are expected to continue. In addition, the company has a $52,650 (approximately) working capital deficit for the year ended December 31, 2003. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

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


Item 8A. Control and Procedures

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a).

The directors and executive officers of the Company as of December 31, 2002, are as follows:

         Name               Age              Position Held              Tenure
         ----               ---              -------------              ------
Bertram Cutler              77               President & Director       Annual
Frances McCrimmon           56               Director                   Annual
Saburo Oto                  54               Director & Secretary       Annual

     BERTRAM E. CUTLER, 77, President. Mr. Cutler devotes as much time as necessary to the business of the Company and assists Mr. Oto in the day to day operations of the Company, ongoing negotiations with regard to proposed mergers and other management matters. Mr. Cutler is a licensed insurance agent and from 1985 to 1996, served as President of C.D.R.I., Inc., a firm specializing in marketing programs of the securities and insurance industries. Previously, Mr. Cutler was co-founder and a consultant to Career Development Corporation, an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985). From 1991 to 2000, he was Secretary and a Director of Strategic Ventures, Inc.

Frances McCrimmon, 56, was appointed as a Director of Global Assets and Services, Inc. on September 13, 2002. Mrs. McCrimmon, a recently retired elementary school principal with 30 years experience with the Pasco County School System, resides in Wesley Chapel, FL. Mrs. McCrimmon attended the University of South Florida in Tampa, FL and earned a Bachelor's Degree in 1972 for Elementary Education and Exceptional Student Education; a Master's Degree in 1986 in Elementary Education; and a Master's Degree in Educational Leadership in 1992. Mrs. McCrimmon is currently employed as the lead teacher at the Academy at the Farm, a newly established charter school located in Dade City, FL. During Mrs. McCrimmon's tenure in Pasco County, she recruited and hired more than 400 employees, conducted staff development activities in Facilitative Leadership, Myers-Briggs Personality Profiles, Clinical Education, and worked with the Florida State Department of Education to develop curriculum for Exceptional Education students.

Saburo (Steve) Oto is a former audit partner at Deloitte & Touche, an international accounting and consulting firm. Before he joined in 1994, as the president and CEO, in a privately-owned investment holding firm in Florida( a subsidiary of a Tokyo-Japan based company), he was the partner in charge of an international practice group of Delloite & Touche, primarily serving the major Japanese-owned businesses in Southern California with over 140 bilingual professionals. In 1998, he started his own consulting business. He holds a Finance degree from Brigham Young University and did post-graduate work at University of California, Los Angeles. In 2001, he joined the Company as one of the Company's directors and major shareholders.

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

Item 10. Executive Compensation.

         The Company does not have any employee incentive stock option plans.


                            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation               Awards

Name and    Year     Consulting     Bonus     Other Annual           Restricted         Securities    Long Term      All Other
Principal            Fees ($) or    ($)       Compensation ($)       Stock              Underlying    Compensation  Compensation
Position             Salary                                          Award(s)($)        Options/SARs  Option
--------    ----     --------      -------    ----------------       -----------        ------------  ------        -------------

Thomas
McCrimmon,
President,  2001          0          0             0                     0 (1)              0            0                0
Director    2002          0          0             0                     3,000,000          0            0                0
(Resigned)  2003          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Bertram     2003          0          0             0                     1,500,000(3)       0            0                0
Cutler,     2002          0          0             0                     1,800,000(2)       0            0                0
President,  2001          0          0             0                     400,000            0            0                0
Director
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Steve Oto,  2003          0          0             0                     1,000,000(2)(3)    0            0                0
Secretary,  2002          0          0             0                     500,000            0            0                0
Director    2001          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Officers    2003          0          0             0                     2,500,000(2)(3)    0            0                0
as a Group  2002          0          0             0                     5,300,000          0            0                0
            2001          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============

(1) As of August 3, 2002 Thomas L. McCrimmon resigned as Director and President of the Company. As of August 12, 2002, Mr. Bertram Cutler was appointed President and Mr. Saburo Oto was appointed Director of the Company.

(2) Issued in lieu of salary.

(3) Includes 300,000 shares to Vonnie Oto.


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

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Restricted     Underlying
                                                                                                    Shares (#)     Options/SARs(#)
------------------------------    ----------  ----------------  ---------------  ------------------------------  ---------------

A. Saburo Oto                       2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0
                                    2001      0                 0                0                  0              0

B. Thomas McCrimmon (resigned 2000) 2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0
                                    2001      0                 0                0                  0              0

C. Bertram Cutler                   2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0
                                    2001      0                 0                0                  0              0

D. Frances McCrimmon                2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0
                                    2001      0                 0                0                  500,000        0

E. Directors as a Group             2003      0                 0                0                  0              0
                                    2002      0                 0                0                  500,000        0
                                    2001      0                 0                0                  0              0
==============================     =========  ================  ===============  ================== =============  =================

Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                              Option/SAR Grants Table
Name                     Number of Securities          % of Total                     Exercise         Expiration
                         Underlying                    Options/SARs                   or Price         Date
                         Options/SARs                  Granted to Employees           ($/Sh)
                         Granted (#) in Fiscal Year
-------------------------------------------------------------------------------------------------------------------
None



                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                            and FY-End Option/SAR value

Name                        Shares            Value           Number of Securities          Value of Unexercised
                            Acquired          Realized        Underlying                    In the Money
                            on                ($)             Unexercised                   Options/SARs at FY-
                            Exercise                          Options/SARs at FY-           End ($) Exercisable/
                            (#)                               End (#) Exercisable/          Unexercisable
                                                              Unexercisable
---------------------------------------------------------------------------------------------------------------------
None




Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 31, 2004, with respect to the beneficial ownership of the Company's common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company. There were 31,497,767 shares issued and outstanding at March 31, 2004.


a.)      Officers and Directors

Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
--------                   -------------------                ---------                          --------

Common                     Bertram E. Cutler (2)(3)           2,586,465                          8.2%
                           President/Director
                           3816 W. Linebaugh, Suite 200
                           Tampa, FL 33624

Common                     Asia Glove, Inc.                   5,430,000                          17.2%
                           3816 W. Linebaugh Ave.,
                           Tampa, FL 33624
                           (Beneficial owners:
                           Chiharu Nagashima
                           Sayaka Nagaishima
                           Koki Nagashima
                           Shingo Nagashima
                           Kengo Nagashima)

                           Frances McCrimmon (2)               4,888,936                       15.5%
                           3816 W. Linebaugh Ave.,             (includes 1,345,200
                           Tampa, FL 33624                     shares owned by
                                                               husband, Thomas
                                                               McCrimmon)

Common                     Keystone Assets & Services, Inc.   5,000,000                        15.8%
                           3816 W. Linebaugh Ave.,
                           Tampa, FL 33624
                           (Benefical Owner-Dane Chapman)

Common                     Saburo Oto (2)(3)(1)               2,566,665                         8.1%
                           3816 W. Linebaugh Ave.,
                           Tampa, FL 33624

                           All Officers and                   10,042,066                       31.8%
                           Directors as a Group
                           (3 Persons)

(1) Includes 466,665 shares owned by Christine Oto and 700,000 owned by Vonnie
K. Oto of which Steve Oto disclaims beneficial ownership.
(2) Director
(3) Officer
(4) Includes 2,930,000 shares owned by Asia Glove, Inc. of which Koki Nagashima is a controlling person and 2,700,000 owned personally by Koki Nagashima.

Item 12. Certain Relationships and Related Transactions

In 2003, the Company issued shares to the following person who are officers, directors, or 10% or greater shareholders for the consideration listed.

500,000 shares of common stock issued to Saburo Oto (officer and director) for management services rendered, valued at $2,500.

500,000 shares of common stock issued to Bertram Cutler (officer and director) for management services rendered valued at $2,500.

500,000 shares of common stock issued to Keystone Assets & Services, Inc. (10%+ shareholder) for management services rendered valued at $2,500.

500,000 shares of common stock issued to Matthew McCrimmon (son of Frances McCrimmon) for management services rendered valued at $2,500.

500,000 shares of common stock issued to Thomas McCrimmon, III (son of Frances McCrimmon) for management services rendered valued at $2,500.

        In March 2003, the Company issued shares to related parties (certain of whom became affiliates by virtue of the issuance) as follows:

2,000,000 shares of common stock to Koki Nagashima (10%+ shareholder) for the Epond/Anti-Fire Product license.

350,000 shares of common stock to Dr. Shigetomi Komatsu for the Epond product license.

100,000 shares of common stock to Yashuhiro Hagiwara for the Epond product license.

        In May 2003, the Company issued shares as follows:

1,000,000 shares of common restricted stock issued to Bertram Cutler (officer and director) for management services.

300,000 shares of common restricted stock issued to Vonnie K. Oto (related to Saburo Oto, officer & director) for management services.

200,000 shares of common restricted stock isued to Saburo Oto (officer and director) for management services.

150,000 shares of common restricted stock isued to Thomas McCrimmon, IV (son of Frances McCrimmon) for management services.

150,000 shares of common restricted stock isued to Matthew McCrimmon Son of Frances McCrimmon) for management services.


Global issued shares as follows:

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

4. Issue 90,000 S-8 shares to Dr. Shigetomi Komatsu for consulting services pertaining to TOMIGEL and JUNON System.

     The Company license for Tomigel and Junon Systems provides that the Company shares the license with ZYX International, Inc. (beneficially Saburo Oto, a director and Secretary) and the licensees have to pay two thirds of all revenues from license or sublicense to Japan ZYX Co. The license term is until November 27, 2014.

     In August  2003,  the Company  entered into a License  Agreement  with Koki
Nagashima and Epond, Inc. for the PCMCIA card based distribution system software. The license consideration was 750,000 shares of restricted stock of the Company, and the Agreement provides that the Company shall pay 57.1% of the license fees to licensor. The term is until November 27, 2018 and is for worldwide.



                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof as Pages F-1 through F-8.

2. Financial Statement Schedules - None


3. Exhibits and Reports on Form 8-K


Exhibit #         Description                                          Location/Page Number
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

10.17             License Agreement for PCMCIA Based Distribution
                  System

10.18             License Agreement for Tomigel & Junon Systems

31                Sarbanes-Oxley Certification

32                Sarbanes-Oxley Certification

(b) Reports on Form 8-K. Reports on Form 8-K for the twelve month period ended December 31, 2003.

        8-K filed 10/23/03


(c) Proxy Statements. There were no proxy statements or annual reports sent to stockholders during the period covered herein.


Item 14.  Principal Accountant Fees and Services

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

         Audit Fees. MJC billed the Company $2,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2002. MJC billed the Company $3,000 for the 2003 audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Tampa, State of Florida on this 6th day of May, 2004.

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

/s/ Bertram Cutler          President/Director               May 6, 2004
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

/s/ Saburo Oto
--------------
Saburo Oto

/s/Bertram Cutler
-----------------
Bertram Cutler

/s/Frances McCrimmon
---------------------
Frances McCrimmon
                                       25

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.)
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 2003

                           Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                               Phone: 303-796-0099
                                Fax: 303-796-0137






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Global Assets and Services, Inc.
Clearwater, FL


We have audited the accompanying balance sheets of Global Assets and Services, Inc., (Formerly Art, Music and Entertainment, Inc.) (a development stage company), as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period from May 25, 1988 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Assets and Services, Inc., (a development stage company) as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and the period May 25, 1988 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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


/s/ Michael Johnson & Co., LLC
Denver, Colorado
April 12, 2004



                                GLOBAL ASSETS AND SERVICES, INC.
                         (Formerly Art, Music and Entertainment, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          December 31,
                                                                         2003                 2002
                                                                      ----------------   ---------------
ASSETS;

Current Assets:
    Cash                                                                        $ 332           $ 1,365
                                                                      ----------------   ---------------

        Total Current Assets                                                      332             1,365
                                                                      ----------------   ---------------

TOTAL ASSETS                                                                    $ 332           $ 1,365
                                                                      ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts Payable and Accrued Liabilities                                 $ 21,795           $ 7,869
    Notes Payable                                                              31,175                -
                                                                      ----------------   ---------------

        Total Current Liabilities                                              52,970             7,869
                                                                      ----------------   ---------------

Stockholders Equity:
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 31,192,767 shares issued and outstanding                   31,192            24,192
        in 2003, 24,192,767 shares outstanding in 2002
    Additional Paid-In Capital                                              3,013,958         2,320,958
    Deficit accumulated during the
      development stage                                                    (3,097,788)       (2,351,654)
                                                                      ----------------   ---------------

        Total Stockholders Equity (Deficit)                                   (52,638)           (6,504)
                                                                      ----------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 332           $ 1,365
                                                                      ================   ===============



   The accompanying notes are an integral part of these financial statements.


                                    GLOBAL ASSETS AND SERVICES, INC.
                             (Formerly Art, Music and Entertainment, Inc.)
                                     (A Development Stage Company)
                                        Statements of Operations


                                                                                                         May 25,
                                                                                                           1988
                                                         Year Ended                                   (Inception) to
                                                        December 31,                                   December 31,
                                                            2003                  2002                     2003
                                                      -----------------     -----------------        -----------------
Revenue:
    Revenue                                                  $       -                   $ -                $ 846,545
    (Less) Cost of Sales                                             -                     -                 (336,524)
                                                      -----------------     -----------------        -----------------
Total Income                                                         -                     -                  510,021
                                                      -----------------     -----------------        -----------------
Operating Expenses
    Doubtful Accounts                                                -                     -                   34,469
    Consultants Fees                                           265,600             1,089,333                1,697,112
    Legal and Accounting Fees                                   20,125                18,391                  117,208
    Advertising                                                      -                     -                   14,542
   Directors and Officers Fees                                 435,000               974,500                1,409,500
    Interest Expense                                                 -                     -                    8,577
    Telephone                                                    2,596                 1,574                   30,412
    Travel                                                      11,909                 7,500                   19,409
    Rent                                                         5,498                 4,426                   52,594
    Other General Expenses                                       5,406                 7,505                  228,007
                                                      -----------------     -----------------        -----------------
Total Expenses                                                 746,134             2,103,229                3,611,830
                                                      -----------------     -----------------        -----------------
Net Loss From Operations                                      (746,134)           (2,103,229)              (3,101,809)
                                                      -----------------     -----------------        -----------------
Other Income
      Interest Income                                                -                     -                    4,021
                                                      -----------------     -----------------        -----------------
Net Loss                                                    $ (746,134)          $ (2,103,229)           $ (3,097,788)
                                                      =================     =================        =================

Per Share Information:

Weighted average number
    of common shares outstanding                            31,192,767            17,374,017

Net Gain (Loss) per common share                               $ (0.02)              $ (0.12)
                                                      =================     ================


   The accompanying notes are an integral part of these financial statements.



                                        GLOBAL ASSETS AND SERVICES, INC.
                                 (Formerly Art, Music and Entertainment, Inc.)
                                         (A Development Stage Company)
                                         Stockholders' Equity (Deficit)
                                               December 31, 2003



                                                                                                   Deficit
                                                         COMMON STOCKS             Additional     Accum. During         Total
                                                                                     Paid-In     Development        Stockholders'
                                                  # of Shares        Amount          Capital        Stage          Equity (Deficit)
                                                  -------------  -----------    --------------   --------------     --------------

Balance - December 31, 1997                          4,397,767        4,397           204,566         (208,963)                 -
                                                  -------------  -----------    --------------   --------------     --------------
Balance - December 31, 1998                          4,397,767        4,397           204,566         (208,963)                 -
                                                  -------------  -----------    --------------   --------------     --------------
Balance - December 31, 1999                          4,397,767        4,397           204,566         (208,963)                 -
                                                  -------------  -----------    --------------   --------------     --------------
Balance - December 31, 2000                          4,397,767        4,397           204,566         (208,963)                 -
                                                  -------------  -----------    --------------   --------------     --------------
Issuance of stock for services 12/11                 3,400,000        3,400                 -                -              3,400
Loss for year                                                -            -                 -          (39,462)           (39,462)
                                                  -------------  -----------    --------------   --------------     --------------
Balance - December 31, 2001                          7,797,767        7,797           204,566         (248,425)           (36,062)
                                                  -------------  -----------    --------------   --------------     --------------
Issuance of stock for cash 3/28                         20,000           20             1,980                -               2,000
Issuance of stock for services 3/28                  6,800,000        6,800           673,200                -             680,000
Issuance of stock for services 4/2                   1,000,000        1,000            99,000                -             100,000
Issuance of stock for services 6/18                    500,000          500            49,500                -              50,000
Issuance of stock for services 7/12                    710,000          710            70,327                -              71,037
Issuance of stock for Asset Acquisition 8/12         1,750,000        1,750           654,500                -             656,250
Issuance of stock for services 8/12                    590,000          590            58,410                -              59,000
Issuance of stock for cash 9/18                         80,000           80            19,920                -              20,000
Issuance of stock for services 10/15                 4,945,000        4,945           489,555                -             494,500
Loss for year                                                -            -                 -       (2,103,229)        (2,103,229)
                                                  -------------  -----------    --------------   --------------     --------------
Balance - December 31, 2002                         24,192,767       24,192         2,320,958       (2,351,654)            (6,504)
                                                  -------------  -----------    --------------   --------------     --------------
Issuance of stock for services 1/15                  2,550,000        2,550           252,450                -             255,000
Issuance of stock for services 3/11                  2,550,000        2,550           252,450                -             255,000
Issuance of stock for services 4/20                    100,000          100             9,900                -              10,000
Issuance of stock for services 5/28                  1,800,000        1,800           178,200                -             180,000
Loss for year                                                -            -                 -         (746,134)           (746,134)
                                                  -------------  -----------    --------------   --------------     --------------
Balance - December 31, 2003                         31,192,767     $ 31,192        $3,013,958      $(3,097,788)         $ (52,638)
                                                  =============  ===========    ==============   ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                GLOBAL ASSETS AND SERVICES, INC.
                          (Formerly Art, Music and Entertainment, Inc.
                                  (A Development Stage Company)
                                    Statements of Cash Flow

                                        Indirect Method



                                                                                                       May 25, 1988
                                                               Year Ended                             (Inception) to
                                                                December 31,                           December 31,
                                                                  2003                2002                 2003
                                                             ---------------     ---------------     -----------------
Cash Flows from Operating Activities:

     Net Loss                                                    $ (746,134)       $ (2,103,229)         $ (3,097,788)

     Issuance of common stock for services                          700,000           1,454,537             2,157,937
     Adjustments to reconcile net loss to cash used in
        operating activities:
     Increase (decrease) in accounts payable                         13,926             (28,293)               21,795
                                                             ---------------     ---------------     -----------------
Net Cash Used by Operating Activities                               (32,208)           (676,985)             (918,056)
                                                             ---------------     ---------------     -----------------
Cash Flows from Financing Activities:

Proceeds from Notes Payble                                           31,175                   -                31,175
Issuance of common stock for Asset Acquisition                            -             656,250               656,250
Issuance of common stock                                                  -              20,000               230,963
                                                             ---------------     ---------------     -----------------
Net Cash Provided by Financing Activities                            31,175             676,250               918,388
                                                             ---------------     ---------------     -----------------
Net Increase (Decrease) in Cash & Cash Equivalents                   (1,033)               (735)                  332

Beginning Cash & Cash Equivalents                                     1,365               2,100                     -
                                                             ---------------     ---------------     -----------------
Ending Cash & Cash Equivalents                                        $ 332             $ 1,365                  $332
                                                             ===============     ===============     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                        $ -                 $      -               $ 8,577
                                                             ===============     ===============     =================
     Cash paid for Income Taxes                                    $ -                 $      -                  $  -
                                                             ===============     ===============     =================

NON-CASH TRANSACTIONS
     Common stock issued in exchange for services                 $ 700,000          $1,454,537           $ 2,157,937
                                                             ===============     ===============     =================


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

Organization:
------------

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

Basis of Presentation - Development Stage Company:
-------------------------------------------------

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

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
----------------

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

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003




Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
         ------------------------------------------------------------------

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.


Note 2 - Federal Income Taxes:
         --------------------

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

Deferred tax assets
         Net operating loss carryforwards                  $   3,097,788
         Valuation allowance                                  (3,097,788)
                                                           --------------
         Net deferred tax assets                           $           0
                                                           ==============

At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,097,788 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2003, the Company issued 7,000,000 shares of common stock for compensation for consulting fees and for director's fees.

Note 4 - Segment Information:
         -------------------

Global Assets and Services, Inc. operates primarily in a single operating segment, the asset management and capital raising business.

Note 5 - Subsequent Event:
         ----------------

On March 2, 2004, a promissory note was issued for $13,000 to Wealth Preservation Stratgegies, Inc. with no interest for consulting fees to be performed in 2004.

Note 6 - Going Concern:
         -------------

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company' current liabilities exceed current assets by $36,013 and the Company has an accumulated deficit at December 31, 2003 of $3,018,163.

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