Form 10QSB
period 2004-03-31
GLOBAL ASSETS & SERVICES INC
filed 2004-06-17
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
                                                       0-30145
March 31, 2004                                         33-41063-A

                        GLOBAL ASSETS & SERVICES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                               59-3723328
------------------------------------               --------------------------
State or Other Jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

3816 W. Linebaugh Ave., Suite 200, Tampa, FL                  33624
---------------------------------------------------------------------
(Address of principal Executive Offices                     Zip Code)

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

                                 MARCH 31, 2004
                                   (UNAUDITED)

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Global Assets and Services, Inc.
Tampa, FL


We have reviewed the accompanying balance sheet of Global Assets and Services, Inc. for March 31, 2004 and the related statement of operations and cash flows for the three-months ended March 31, 2004 and 2003, and May 25, 1988 (inception) to March 31, 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company is in the development stage, and will require funds from profitable operations, from borrowing, or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also described in Note 2. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 12, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
June 3, 2004



                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)

                                                                               March 31,                December 31,
                                                                                  2004                      2003
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 332                      $ 332
                                                                            -----------------         ------------------

      Total current assets                                                               332                        332
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                           $ 332                      $ 332
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 21,795                   $ 21,795
   Notes Payable - Shareholder                                                        31,175                     31,175
                                                                            -----------------         ------------------

Total Current Liabilities                                                             52,970                     52,970
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $0.01 Par Value, 100,000,000 shares                                     31,192                     31,192
   authorized, 31,192,767 shares issued and outstanding
   in 2003 and 2004.                                                               3,013,958                  3,013,958
Additional Paid-In Capital                                                        (3,097,788)                (3,097,788)
                                                                            -----------------         ------------------
Deficit accumulated during the development stage
                                                                                     (52,638)                   (52,638)
                                                                            -----------------         ------------------
Total Stockholders' Deficit
                                                                                       $ 332                      $ 332
                                                                            =================         ==================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY


                                 See Accountants Review Report


                                                                                      May 25, 1988
                                                  Three-Months Ended                 (Inception) to
                                                        March 31,                       March 31,
                                                2004               2003                   2004
                                           ---------------     --------------       -----------------
Revenue
   Revenue                                            $ -                $ -               $ 846,545
   (Less) Cost of Sales                                 -                  -                (336,524)
                                           ---------------     --------------       -----------------
Total Income                                            -                  -                 510,021
                                           ---------------     --------------       -----------------
Operating Expenses
   Doubtful Accounts                                    -                  -                  34,469
   Consultant Fees                                      -            258,299               1,697,112
   Legal & Accounting                                   -              2,000                 117,208
   Advertising                                          -                  -                  14,542
   Directors and Officers Fees                          -            255,000               1,409,500
   Interest Expense                                     -                  -                   8,577
   Telephone                                            -                707                  30,412
   Travel                                               -                  -                  19,409
   Rent                                                 -                  -                  52,594
   Other General Expenses                               -                884                 228,007
                                           ---------------     --------------       -----------------
Total Expenses                                          -            516,890               3,611,830
                                           ---------------     --------------       -----------------
Net Loss From Operations                                -           (516,890)             (3,101,809)
                                           ---------------     --------------       -----------------
Other Income
   Interest Income                                      -                  -                   4,021
                                           ---------------     --------------       -----------------
Net Loss                                              $ -          $(516,890)           $ (3,097,788)
                                           ===============     ==============       =================

Per Share Information:

   Weighted average number of
     common shares outstanding                 31,192,767         17,374,017

Net Loss per Common Share                         *                  *
                                           ===============     ==============

* Less than $.01


                                 See Accountants Review Report


                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                                                                                             May 25, 1988
                                                                            Three-Months Ended              (Inception) to
                                                                                 March 31,                     March 31,
                                                                          2004               2003                2004
                                                                     ---------------     -------------     -----------------
Cash Flows from Operating Activities:
Net Loss                                                                        $ -         $(516,890)         $ (3,097,788)

Issuance of stock for services                                                    -           504,900             2,157,937
Adjustments to reconcile net loss to cash used in
   operating activities:
      Increase in accounts payable                                                -             6,465                21,795
                                                                     ---------------     -------------     -----------------
Net Cash Flows Used by Operating Activities                                       -            (5,525)             (918,056)
                                                                     ---------------     -------------     -----------------
Cash Flows from Financing Activities:
   Prodeeds from Notes Payable                                                    -                 -                31,175
   Issuance of Common Stock for Asset Acquisition                                 -                 -               656,250
   Issuance of Common Stock                                                       -                 -               230,963
                                                                     ---------------     -------------     -----------------
Net Cash Flows Provided by Financing Activities                                   -                 -               918,388
                                                                     ---------------     -------------     -----------------
Net Increase (Decrease) in Cash                                                   -            (5,525)                  332
                                                                     ---------------     -------------     -----------------
Cash and cash equivalents - Beginning of period                                 332                 -                     -
                                                                     ---------------     -------------     -----------------
Cash and cash equivalents - End of period                                     $ 332          $ (5,525)                $ 332
                                                                     ===============     =============     =================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                    $ -               $ -               $ 8,577
                                                                     ===============     =============     =================
      Cash paid for Income Taxes                                                $ -               $ -                   $ -
                                                                     ===============     =============     =================

Non-Cash Transactions
      Common stock issued in exchange for services                              $ -         $ 504,900            $2,157,937
                                                                     ===============     =============     =================


                                 See Accountants Reivew Report


                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                  Statement of Stockholders' Equity (Deficit)
                                                 March 31, 2003
                                                  (Unaudited)


                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                   Additonal        During the
                                                       Common Stock                 Paid-In           Development
                                                # of Shares        Amount           Capital            Stage             Totals
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 1997                        4,397,767           4,397           204,566          (208,963)                -
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 1998                        4,397,767           4,397           204,566          (208,963)                -
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 1999                        4,397,767           4,397           204,566          (208,963)                -
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 2000                        4,397,767           4,397           204,566          (208,963)                -
                                               --------------   -------------    --------------    --------------    --------------
Issuance of stock for services 12/11               3,400,000           3,400                 -                 -             3,400
Loss for year                                              -               -                 -           (39,462)          (39,462)
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 2001                        7,797,767           7,797           204,566          (248,425)          (36,062)
                                               --------------   -------------    --------------    --------------    --------------
Issuance of stock for cash 3/28                       20,000              20             1,980                 -             2,000
Issuance of stock for services 3/28                6,800,000           6,800           673,200                 -           680,000
Issuance of stock for services 4/2                 1,000,000           1,000            99,000                 -           100,000
Issuance of stock for services 6/18                  500,000             500            49,500                 -            50,000
Issuance of stock for services 7/12                  710,000             710            70,327                 -            71,037
Issuance of stock for Asset Acquisition 8/12       1,750,000           1,750           654,500                 -           656,250
Issuance of stock for services 8/12                  590,000             590            58,410                 -            59,000
Issuance of stock for cash 9/18                       80,000              80            19,920                 -            20,000
Issuance of stock for services 10/15               4,945,000           4,945           489,555                 -           494,500
Loss for year                                              -               -                 -        (2,103,229)       (2,103,229)
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 2002                       24,192,767          24,192         2,320,958        (2,351,654)           (6,504)
                                               --------------   -------------    --------------    --------------    --------------
Issuance of stock for services 1/15                2,550,000           2,550           252,450                 -           255,000
Issuance of stock for services 3/11                2,550,000           2,550           252,450                 -           255,000
Issuance of stock for services 4/20                  100,000             100             9,900                 -            10,000
Issuance of stock for services 5/28                1,800,000           1,800           178,200                 -           180,000
Loss for Year                                              -               -                 -          (746,134)         (746,134)
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 2003                       31,192,767          31,192         3,013,958        (3,097,788)          (52,638)
                                               --------------   -------------    --------------    --------------    --------------
Loss for Period                                            -               -                 -                 -                 -
                                               --------------   -------------    --------------    --------------    --------------
Balance - March 31, 2004                          31,192,767        $ 31,192        $3,013,958       $(3,097,788)        $ (52,638)
                                               ==============   =============    ==============    ==============    ==============


                                         See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Global Assets and Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three-months ended March 31, 2004 and 2003, and May 25, 1988 (inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2003
-----------------------------------------------------------------

The Company incurred no general expenses for the three month period in 2004 compared to $216,890 in 2003. There were no revenues for the period in 2004 or 2003. The Company recorded no net loss in the period in 2004 compared to a loss of ($516,890) in 2003. The net loss per share was nominal in the period in 2004 and in 2003. The largest components of the operating expenses in 2003 in the quarter were $258,299 in consultant fees, $255,000 in directors and officers fees, and $2,000 in accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal cash capital at the end of the period, which is insufficient for any significant operations. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans, or make private placements of stock. The Company is seeking capital sources for investment, but there is no assurance sources can be found.


ITEM 3.  CONTROLS AND PROCEEDURES

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
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



                                             GLOBAL ASSETS & SERVICES, INC.



Date: June 17, 2004                          /s/ Bertram Cutler
                                             -----------------------------------
                                             Bertram Cutler, President