Form 10QSB/A
period 2003-03-31
GLOBAL ASSETS & SERVICES INC
filed 2004-08-09
CIK 1110283

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


                         29,597,767 as of March 31, 2003

                         GLOBAL ASSETS AND SERVICES, INC.
                                    (REVISED)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

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


Michael Johnson & Co., LLC
Denver, CO
May 20, 2003
August 3, 2004


                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Balance Sheets
                                  (Unaudited)



                                            (Restated)

                                                                                 March 31,                December 31,
                                                                                   2003                       2002
                                                                             ------------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 4,475                    $ 1,365
                                                                             ------------------         ------------------

      Total current assets                                                               4,475                      1,365
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                           $ 4,475                    $ 1,365
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                           $ 16,869                    $ 7,869
   Notes Payable - Shareholder                                                          10,000                          -
                                                                             ------------------         ------------------

Total Current Liabilities                                                               26,869                      7,869
                                                                             ------------------         ------------------


Stockholders' Equity:
Common Stock, $0.01 Par Value, 100,000,000 shares                                       29,597                     24,192
   authorized, 29,597,767 shares issued and outstanding
   in 2003, 24,192,767 shares outstanding in 2002                                    2,816,553                  2,320,958
Additional Paid-In Capital                                                          (2,868,544)                (2,351,654)
                                                                             ------------------         ------------------

Deficit accumulated during the development stage
                                                                                       (22,394)                    (6,504)
                                                                             ------------------         ------------------
Total Stockholders' Deficit
                                                                                       $ 4,475                    $ 1,365
                                                                             ==================         ==================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY


See Accountants Review Report


                        GLOBAL ASSETS AND SERVICES, INC.
                           (Development Stage Company)
                            Statements of Operations
                                  (Unaudited)
                                                    Three-Months Ended                (Inception) to
                                                         March 31,                        March 31,
                                                 2003                2002                  2003
                                                 ----                ----                  ----

Revenue
   Revenue                                             $ -                 $ -              $ 846,545
   (Less) Cost of Sales                                  -                   -               (336,524)
                                                ----------           -----------         ------------
Total Income                                             -                   -                510,021
                                                ----------           -----------         ------------
Operating Expenses
   Doubtful Accounts                                     -                   -                 34,469
   Consultant Fees                                 258,299                   -              1,689,811
   Legal & Accounting                                2,000              10,000                 99,083
   Advertising                                           -                   -                 14,542
   Directors and Officers Fees                     255,000                   -              1,229,500
   Interest Expense                                      -                   -                  8,577
   Telephone                                           707                   -                 28,523
   Travel                                                -                   -                  7,500
   Rent                                                  -               2,894                 47,096
   Other General Expenses                              884               3,073                223,485
                                                ----------           -----------         ------------
Total Expenses                                     516,890              15,967              3,382,586
                                                ----------           -----------         ------------
Net Loss From Operations                          (516,890)            (15,967)            (2,872,565)
                                                ----------           -----------         ------------
Other Income
   Interest Income                                       -                   -                  4,021
                                                ----------           -----------         ------------
Net Loss                                         $(516,890)          $ (15,967)          $ (2,868,544)
                                                ==========           ===========         ============
Per Share Information:


   Weighted average number of
     common shares outstanding                  29,597,767          14,597,767
                                                ----------           -----------

Net Loss per Common Share                          *                   *
                                                ==========           ===========
* Less than $.01

See Accountants Review Report


                        GLOBAL ASSETS AND SERVICES, INC.
                          (Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                 March 31, 2003
                                  (Unaudited)

                                                                                                                Accumulated
                                                                                                 (Restated Statement)
                                                                                                           Deficit
                                                                                                           Accumulated
                                                                                                Additonal   During the
                                             Preferred Stock            Common Stock            Paid-In    Development
                                        # of Shares      Amount     # of Shares   Amount        Capital     Stage            Totals
                                        -----------      ------     -----------   ------        -------     -----            ------


Balance December 31, 1995                    -           $ -      3,575,268      $ 3,575      $ 87,810  $ (132,399)     $ (41,014)

Issuance for Merger                    693,221    55,556,100         66,533           67           (67)          -      55,556,100
Reverse Merger                        (486,754)  (48,675,400)             -            -             -           -     (48,675,400)
Deduction other assets                       -    (6,763,122)             -            -                         -      (6,763,122)
Net Loss for Year                            -             -              -            -             -     (72,473)        (72,473)
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Balance - December 31, 1996            206,467       117,578      3,641,801        3,642        87,743    (204,872)          4,091
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Preferred Stock to Common Stock       (206,467)     (117,578)       755,966          755       116,823           -               -
Net Loss for year                            -             -              -            -             -      (4,091)         (4,091)
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Balance - December 31, 1997                  -             -      4,397,767        4,397       204,566    (208,963)              -
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Balance - December 31, 1998                  -             -      4,397,767        4,397       204,566    (208,963)              -
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Balance - December 31, 1999                  -             -      4,397,767        4,397       204,566    (208,963)              -
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Balance - December 31, 2000                  -             -      4,397,767        4,397       204,566    (208,963)              -
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Issuance of stock for services 12/11         -             -      3,400,000        3,400             -           -           3,400
Loss for year                                -             -              -            -             -     (39,462)        (39,462)

Balance - December 31, 2001                  -             -      7,797,767        7,797       204,566    (248,425)        (36,062)
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Issuance of stock for cash 3/28              -             -         20,000           20         1,980           -           2,000
Issuance of stock for services 3/28          -             -      6,800,000        6,800       673,200           -         680,000
Issuance of stock for services 4/2           -             -      1,000,000        1,000        99,000           -         100,000
Issuance of stock for services 6/18          -             -        500,000          500        49,500           -          50,000
Issuance of stock for services 7/12          -             -        710,000          710        70,327           -          71,037
Issuance of stock for Asset
 Acquisition 8/12                            -             -      1,750,000        1,750       645,500           -         647,250
Issuance of stock for services 8/12          -             -        590,000          590        58,410           -          59,000
Issuance of stock for cash 9/18              -             -         80,000           80        19,920           -          20,000
Issuance of stock for services 10/15         -             -      4,945,000        4,945       489,555           -         494,500
Loss for year                                -             -              -            -             -  (2,103,229)     (2,103,229)
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Balance - December 31, 2002                  -             -     24,192,767       24,192     2,311,958  (2,351,654)        (15,504)
                                      --------   -----------     ----------     --------     ---------  ----------      ------------
Issuance of stock for services 1/15          -             -      2,775,000        2,775       252,225           -         255,000
Issuance of stock for services 3/11          -             -      2,630,000        2,630       252,370           -         255,000
Loss for period                              -             -              -            -             -    (516,890)       (516,890)
                                      --------   -----------     ----------     --------     ---------- -----------      -----------
Balance - March 31, 2003                     -           $ -     29,597,767     $ 29,597     $2,816,553 $(2,868,544)     $ (22,394)
                                      ========   ===========     ==========     ========     ========== ===========      ===========


See Accountants Review Report



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                        (Restated)
                                                                                                               May 25, 1988
                                                                             Three-Months Ended               (Inception) to
                                                                                  March 31,                      March 31,
                                                                           2003               2002                 2003
                                                                           ----               ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                  $ (516,890)         $ (15,967)         $ (2,868,544)
Issuance of stock for services                                               510,000                  -             1,962,837
Increase in accounts payable                                                       -             10,000                16,869
                                                                            --------            -------            ----------
Net Cash Flows Used by Operating Activities                                   (6,890)            (5,967)             (888,838)
                                                                            --------            -------            ----------
Cash Flows from Financing Activities:
   Proceeds from notes - Shareholder                                          10,000                  -                10,000
   Issuance of Common Stock for Asset Acquisition                                  -                  -               656,250
   Issuance of Common Stock                                                        -              8,000               227,063
                                                                            --------            -------            ----------
Net Cash Flows Provided by Financing Activities                               10,000              8,000               893,313
                                                                            --------            -------            ----------
Net Increase (Decrease) in Cash                                                3,110              2,033                 4,475
                                                                            --------            -------            ----------
Cash and cash equivalents - Beginning of period                                1,365                100                     -
                                                                            --------            -------            ----------
Cash and cash equivalents - End of period                                    $ 4,475            $ 2,133               $ 4,475
                                                                            ========            =======            ==========
Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                     $ -                $ -                   $ -
                                                                            ========            =======            ==========
      Cash paid for Income Taxes                                                 $ -                $ -                   $ -
                                                                            ========            =======            ==========
Non-Cash Transactions
      Common stock issued in exchange for services                          $510,000                $ -            $1,962,837
                                                                            ========            =======            ==========
See Accountants Review Report

                          GLOBAL ASSETS AND SERVICES, INC.
                                   (Restated)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)



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

Note 3 - Restatement of Financials

These financial statements have been restated to show the additional shares of common stock, which were issued by the Board, however, the amended minutes were not received by the audit firm.

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