Form 10QSB/A
period 2003-06-30
GLOBAL ASSETS & SERVICES INC
filed 2004-08-09
CIK 1110283

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 31,497,767 as of June 30, 2003

                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

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



Michael Johnson & Co., LLC
Denver, CO
August 5, 2003



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)




                                                                                (Restated)

                                                                                 June 30,                 December 31,
                                                                                   2003                       2002
                                                                             ------------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 5,321                    $ 1,365
                                                                             ------------------         ------------------

      Total current assets                                                               5,321                      1,365
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                           $ 5,321                    $ 1,365
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                           $ 16,870                    $ 7,869
   Notes Payable - Shareholder                                                          16,500                          -
                                                                             ------------------         ------------------

Total Current Liabilities                                                               33,370                      7,869
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $0.001 Par Value, 100,000,000 shares                                      31,497                     24,192
   authorized, 31,497,767 shares issued and outstanding
   in 2003, 24,192,767 shares outstanding in 2002
Additional Paid-In Capital                                                           3,004,653                  2,320,958
Deficit accumulated during the development stage                                    (3,064,199)                (2,351,654)
                                                                             ------------------         ------------------

Total Stockholders' Deficit                                                            (28,049)                    (6,504)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 5,321                    $ 1,365
                                                                             ==================         ==================

See Accountants Review Report


                        GLOBAL ASSETS AND SERVICE, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                                                                                              May 25, 1988
                                              Three-Months Ended                 Six-Months Ended               (Inception) to
                                                  June 30,                          June 30,                    June 30,
                                            2003              2002            2003             2002              2003
                                            ----              ----            ----             ----              ----

Revenue
   Revenue                                     $ -              $ -             $ -              $ -         $ 846,545
   (Less) Cost of Sales                          -                -                                           (336,524)
                                        ----------       ----------      ----------       ----------       -----------
Total Income                                     -                -               -                -           510,021
                                        ----------       ----------      ----------       ----------       -----------
Operating Expenses
   Doubtful Accounts                             -                -               -                -            34,469
   Consultant Fees                          10,000           15,046         268,299           15,046         1,699,811
   Legal & Accounting                          500           10,000           2,500           10,000            99,583
   Advertising                                   -                -               -                -            14,542
   Directors and Officers Fees             180,000                -         435,000                -         1,409,500
   Interest Expense                              -                -               -                -             8,577
   Telephone                                   423                -           1,130                -            28,946
   Travel                                        -                -               -                -             7,500
   Rent                                      2,873            4,314           2,873            7,208            49,969
   Business Expenses                         1,859            1,975           2,743            5,048           225,344
                                        ----------       ----------      ----------       ----------       -----------
Total Expenses                             195,655           31,335         712,545           37,302         3,578,241
                                        ----------       ----------      ----------       ----------       -----------
Net Loss From Operations                  (195,655)         (31,335)       (712,545)         (37,302)       (3,068,220)
                                        ----------       ----------      ----------       ----------       -----------
Other Income
   Interest Income                               -                -               -                -             4,021
                                        ----------       ----------      ----------       ----------       -----------
Net Loss                                $ (195,655)       $ (31,335)      $(712,545)       $ (37,302)      $(3,064,199)
                                        ==========       ==========      ==========       ==========       ===========
Per Share Information:

   Weighted average number of
     common shares outstanding          29,292,767       24,192,767      29,292,767       24,192,767
                                        ----------       ----------      ----------       -----------
Net Loss per Common Share                  *                 *               *                *
                                        ==========       ==========      ==========       ===========
* Less than $.01


See Accountants Review Report



                        GLOBAL ASSETS AND SERVICES,INC.
                         (A Devleopment Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                 June 30, 2003
                                  (Unaudited)


                                                                                                (Restated Statement)


                                                                                                         Deficit
                                                                                                        Accumulated
                                                                                           Additonal     During the
                                       Preferred Stock                 Common Stock         Paid-In       Development
                                # of Shares      Amount         # of Shares    Amount       Capital        Stage          Totals
                                -----------      ------         -----------    ------       -------        -----          ------


Balance December 31, 1995              -               $ -      3,575,268       $ 3,575      $ 87,810    $ (132,399)      $ (41,014)

Issuance for Merger              693,221        55,556,100         66,533            67           (67)            -      55,556,100
Reverse Merger                  (486,754)      (48,675,400)             -             -             -             -     (48,675,400)
Deduction other assets                 -        (6,763,122)             -             -                           -      (6,763,122)
Net Loss for Year                      -                 -              -             -             -       (72,473)        (72,473)
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Balance - December 31, 1996      206,467           117,578      3,641,801         3,642        87,743      (204,872)          4,091
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Preferred Stock to
 Common Stock                   (206,467)         (117,578)       755,966           755       116,823             -               -
Net Loss for year                      -                 -              -             -             -        (4,091)         (4,091)
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Balance - December 31, 1997            -                 -      4,397,767         4,397       204,566      (208,963)              -
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Balance - December 31, 1998            -                 -      4,397,767         4,397       204,566      (208,963)              -
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Balance - December 31, 1999            -                 -      4,397,767         4,397       204,566      (208,963)              -
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Balance - December 31, 2000            -                 -      4,397,767         4,397       204,566      (208,963)              -
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Issuance of stock for
 services 12/11                        -                 -      3,400,000         3,400             -             -           3,400
Loss for year                          -                 -              -             -             -       (39,462)        (39,462)
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Balance - December 31, 2001            -                 -      7,797,767         7,797       204,566      (248,425)        (36,062)
                                --------       -----------      ---------       -------    ----------    ----------      -----------
Issuance of stock for
 cash 3/28                             -                 -         20,000            20         1,980             -           2,000
Issuance of stock for
 services 3/28                         -                 -      6,800,000         6,800       673,200             -         680,000
Issuance of stock for
 services 4/2                          -                 -      1,000,000         1,000        99,000             -         100,000
Issuance of stock for
 services 6/18                         -                 -        500,000           500        49,500             -          50,000
Issuance of stock for
 services 7/12                         -                 -        710,000           710        70,327             -          71,037
Issuance of stock for
 Asset Acquisition 8/12                -                 -      1,750,000         1,750       645,500             -         647,250
Issuance of stock for
 services 8/12                         -                 -        590,000           590        58,410             -          59,000
Issuance of stock for
 cash 9/18                             -                 -         80,000            80        19,920             -          20,000
Issuance of stock for
 services 10/15                        -                 -      4,945,000         4,945       489,555             -         494,500
Loss for year                          -                 -              -             -             -    (2,103,229)     (2,103,229)
                                --------       -----------      ----------      -------    ----------    ----------      -----------
Balance - December 31, 2002            -                 -      24,192,767       24,192     2,311,958    (2,351,654)        (15,504)
                                --------       -----------      ----------      -------    ----------    ----------      -----------
Issuance of stock for
 services 1/15                         -                 -      2,775,000         2,775       252,225             -         255,000
Issuance of stock for
 services 3/11                         -                 -      2,630,000         2,630       252,370             -         255,000
Issuance of stock for
 services 4/20                         -                 -        100,000           100         9,900             -          10,000
Issuance of stock for
 services 5/28                         -                 -      1,800,000         1,800       178,200             -         180,000
Loss for period                        -                 -              -             -             -      (712,545)       (712,545)
                                --------       -----------      ----------      -------    ----------    -----------     -----------
Balance - March 31, 2003               -               $ -      31,497,767      $31,497    $3,004,653    $(3,064,199)     $ (28,049)
                                ========       ===========      ==========      =======    ==========    ===========     ===========

See Accountants Review Report



                        GLOBAL ASSETS AND SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                                                              May 25, 1988
                                                                               Six-Months Ended                (Inception) to
                                                                                  June 30,                        June 30,
                                                                           2003               2002                 2003
                                                                           ----               ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                  $ (712,545)         $ (37,302)         $ (3,064,199)
Issuance of stock for services                                               700,000              4,900             2,152,837
Increase in accounts payable                                                       1             24,875                16,870
                                                                          ----------          ---------          ------------
Net Cash Flows Used by Operating Activities                                  (12,544)            (7,527)             (894,492)
                                                                          ----------          ---------          ------------
Cash Flows from Financing Activities:
   Proceeds from notes - Shareholders                                         16,500                  -                16,500
   Issuance of Common Stock for Asset Acquisition                                  -                  -               656,250
   Issuance of Common Stock                                                        -              8,000               227,063
                                                                          ----------          ---------          ------------
Net Cash Flows Provided by Financing Activities                               16,500              8,000               899,813
                                                                          ----------          ---------          ------------
Net Increase (Decrease) in Cash                                                3,956                473                 5,321
                                                                          ----------          ---------          ------------
Cash and cash equivalents - Beginning of period                                1,365                100                     -
                                                                          ----------          ---------          ------------
Cash and cash equivalents - End of period                                    $ 5,321              $ 573               $ 5,321
                                                                          ==========          =========          ============
Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                     $ -                $ -                   $ -
                                                                          ==========          =========          ============
      Cash paid for Income Taxes                                                 $ -                $ -                   $ -
                                                                          ==========          =========          ============
Non-Cash Transactions
      Common stock issued in exchange for services                          $700,000                $ -            $2,152,837
                                                                          ==========          =========

See Accountants Review Report

                         GLOBAL ASSETS AND SERVICES, INC.
                                   (RESTATED)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Global Assets and Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six-months ended June 30, 2003 and 2002, and the related cash flows for the six-months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

Note 3 - Restatement of Financials

These financial statements have been restated to show the additional shares of common stock which were issued by the Board, however, the amended minutes were not received by the audit firm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 2003
- -----------------------------------------------------------------

The company had no revenues in the quarter. The Company incurred expenses and general and administrative costs for the six month period in 2003 of $195,655 compared to $31,355 in 2002. There were no revenues for the period in 2003 or 2002. The Company recorded net loss in the period in 2003 of ($195,655) and loss of($31,355) in 2002. The net loss per share was nominal in the period in 2003 and in 2002. The largest components of the operating expenses in 2003 in the quarter were $10,000 in consultant fees and $180,000 in directors and officers fees. In the quarter in 2002 the Company incurred $10,000 in legal and accounting, $2,894 in rent and $3,073 in other expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003
------------------------------------------------------------

The company had no revenues in the six month period. The company incurred a total of $712,545 in expenses in the period in 2003 compared to $37,302 in the same period in 2002. The significant increase in expenses occurred in 2003 due to the issuance of $268,299 in stock for consulting fees and the issuance of $435,000 in stock for officers and directors fees. In 2002, in the period, $15,046 was incurred for consulting and no expense was incurred for officer and director fees. The company incurred a loss of ($712,545) in the period in 2003 compared to a loss of ($37,302) in the period in 2002. The net loss per share was ($.02) for the period in 2003 compared to less than ($.01) per share for the period in 2002.

The company expects the trend of losses to continue until it can generate revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $5,321 cash capital at the end of the period, which is insufficient for any significant operations. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans, or make private placements of stock. The Company is seeking capital sources for investment, there is no assurance that sources can be found.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($28,000)approximately at June 30, 2003. The Company has no current assets and no other assets at June 30, 2003.

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



                                             GLOBAL ASSETS & SERVICES, INC.



Date: August 9, 2004                      /s/ Bertram Cutler
                                             -----------------------------------
                                             Bertram Cutler, President