Form 10QSB/A
period 2003-09-30
GLOBAL ASSETS & SERVICES INC
filed 2004-08-09
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB/A

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
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

                         31,497,767 as of September 30, 2003

                         GLOBAL ASSETS & SERVICES, INC.
                                   (RESTATED)

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


                                   (UNAUDITED)

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


Michael Johnson & Co., LLC
Denver, CO
November 19, 2003
August 3, 2004


                                GLOBAL ASSETS AND SERVICES INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)

                                                                                (Restated)

                                                                               September 30,              December 31,
                                                                                   2003                       2002
                                                                             ------------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 1,999                    $ 1,365
                                                                             ------------------         ------------------

      Total current assets                                                               1,999                      1,365
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                           $ 1,999                    $ 1,365
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                           $ 16,871                    $ 7,869
   Notes Payable - Shareholder                                                          16,500                          -
                                                                             ------------------         ------------------

Total Current Liabilities                                                               33,371                      7,869
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.001 Par Value, 100,000,000 shares
   authorized, 31,497,767 shares issued and outstanding                                 31,497                     24,192
   in 2003, 24,192,767 shares outstanding in 2002.
Additional Paid-In Capital                                                           3,004,653                  2,320,958
Deficit accumulated during the development stage                                    (3,067,522)                (2,351,654)
                                                                             ------------------         ------------------

Total Stockholders' Equity (Deficit)                                                   (31,372)                    (6,504)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 1,999                    $ 1,365
                                                                             ==================         ==================

                         See Accountants' Review Report


                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)

                                                                                                               May 25, 1988
                                             Three-Months Ended                   Nine-Months Ended            (Inception) to
                                                September 30,                        September 30,               September 30,
                                            2003             2002               2003              2002               2003
                                            ----             ----               ----              ----               ----

Revenue
   Revenue                                     $ -              $ -                 $ -              $ -           $ 846,545
   (Less) Cost of Sales                          -                -                   -                -            (336,524)
                                        ----------       ----------          ----------       ----------         -----------
Total Income                                     -                -                   -                -             510,021

Operating Expenses
   Doubtful Accounts                             -                -                   -                -              34,469
   Consultant Fees                               -          221,250             268,299          236,296           1,699,811
   Legal & Accounting                          500           18,391               3,000           28,391             100,083
   Advertising                                   -                -                   -                -              14,542
   Directors & Officers Fees                     -                -             435,000                -           1,409,500
   Interest Expense                              -                -                   -                -               8,577
   Telephone                                   829              159               1,959              159              29,775
   Travel                                        -            5,000                   -            5,000               7,500
   Rent                                      1,125            1,457               3,998            8,665              51,094
   Business Expenses                           869              582               3,612            5,630             226,213
                                        ----------       ----------          ----------       ----------         -----------
Total Expenses                               3,323          246,839             715,868          284,141           3,581,564
                                        ----------       ----------          ----------       ----------         -----------
Net Loss From Operations                    (3,323)        (246,839)           (715,868)        (284,141)         (3,071,543)
                                        ----------       ----------          ----------       ----------         -----------
Other Income
   Interest Income                               -                -                   -                -               4,021
                                        ----------       ----------          ----------       ----------         -----------
Net Loss                                  $ (3,323)       $(246,839)         $ (715,868)       $(284,141)        $(3,067,522)
                                        ==========       ==========          ==========       ==========         ===========
Per Share Information:

   Weighted average number of
     common shares outstanding          31,192,767       24,192,767          31,192,767       24,192,767
                                        ----------       ----------          ----------       ----------
Net Loss per Common Share                   *                *                  *                 *
                                        ==========       ==========          ==========       ==========
* Less than $.01




                                                                                                            May 25, 1988
                                                                             Nine-Months Ended               (Inception) to
                                                                               September 30,                  September 30,
                                                                          2003               2002                 2003
                                                                          ----               ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                  $(715,868)         $(284,141)           $(3,067,522)
   Stocks issued for services                                               700,000            297,287              2,152,837
Adjustments to reconcile net loss to cash
   used in operating activities:
   Increase (decrease) in accounts payable                                        2            (28,293)                16,871
                                                                          ---------          ---------            -----------
Net Cash Flows Used by Operating Activities                                 (15,866)           (15,147)              (897,814)
                                                                          ---------          ---------            -----------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Shareholder                                 16,500                  -                 16,500
   Issuance of Stock for Asset Acquisition                                        -                  -                656,250
   Issuance of Common Stock                                                       -             28,000                227,063
                                                                          ---------          ---------            -----------
Net Cash Flows Provided by Financing Activities                              16,500             28,000                899,813
                                                                          ---------          ---------            -----------
Net Increase (Decrease) in Cash                                                 634             12,853                  1,999
                                                                          ---------          ---------            -----------
Cash and cash equivalents - Beginning of period                               1,365                  -                      -
                                                                          ---------          ---------            -----------
Cash and cash equivalents - End of period                                   $ 1,999           $ 12,853                $ 1,999
                                                                          =========          =========            ===========
Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                    $ -                $ -                    $ -
                                                                          =========          =========            ===========
      Cash paid for Income Taxes                                                $ -                $ -                    $ -
                                                                          =========          =========            ===========
Non-Cash Transactions
    Common stock issued for services                                      $ 700,000          $ 297,287            $ 2,152,837
                                                                          =========          =========            ===========



                         See Accountants' Review Report



                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                            Statement of Cash Flows
                                                  (Unaudited)

                                                                                                              May 25, 1988
                                                                             Nine-Months Ended               (Inception) to
                                                                               September 30,                  September 30,
                                                                          2003               2002                 2003
                                                                          ----               ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                  $(715,868)         $(284,141)           $(3,067,522)
   Stocks issued for services                                               700,000            297,287              2,152,837
Adjustments to reconcile net loss to cash
   used in operating activities:
   Increase (decrease) in accounts payable                                        2            (28,293)                16,871
                                                                          ---------          ---------            -----------
Net Cash Flows Used by Operating Activities                                 (15,866)           (15,147)              (897,814)
                                                                          ---------          ---------            -----------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Shareholder                                 16,500                  -                 16,500
   Issuance of Stock for Asset Acquisition                                        -                  -                656,250
   Issuance of Common Stock                                                       -             28,000                227,063
                                                                          ---------          ---------            -----------
Net Cash Flows Provided by Financing Activities                              16,500             28,000                899,813
                                                                          ---------          ---------            -----------
Net Increase (Decrease) in Cash                                                 634             12,853                  1,999
                                                                          ---------          ---------            -----------
Cash and cash equivalents - Beginning of period                               1,365                  -                      -
                                                                          ---------          ---------            -----------
Cash and cash equivalents - End of period                                   $ 1,999           $ 12,853                $ 1,999
                                                                          =========          =========            ===========
Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                    $ -                $ -                    $ -
                                                                          =========          =========            ===========
      Cash paid for Income Taxes                                                $ -                $ -                    $ -
                                                                          =========          =========            ===========
Non-Cash Transactions
    Common stock issued for services                                      $ 700,000          $ 297,287            $ 2,152,837
                                                                          =========          =========            ===========


                         See Accountants' Review Report



                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                       September 30, 2003
                                          (Unaudited)

                              (Restated Statement)


                                                                                                                Deficit
                                                                                                                Accumulated
                                                                                                   Additonal     During the
                                          Preferred Stock                 Common Stock            Paid-In       Development
                                     # of Shares      Amount         # of Shares    Amount        Capital        Stage        Totals
                                     -----------      ------         -----------    ------        -------        -----        ------


Balance December 31, 1995              -               $ -      3,575,268       $3,575      $ 87,810     $ (132,399)      $ (41,014)

Issuance for Merger              693,221        55,556,100         66,533           67           (67)             -      55,556,100
Reverse Merger                  (486,754)      (48,675,400)             -            -             -              -     (48,675,400)
Deduction other assets                 -        (6,763,122)             -            -                            -      (6,763,122)
Net Loss for Year                      -                 -              -            -             -        (72,473)        (72,473)
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Balance - December 31, 1996      206,467           117,578      3,641,801        3,642        87,743       (204,872)          4,091
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Preferred Stock to
 Common Stock                   (206,467)         (117,578)       755,966          755       116,823              -               -
Net Loss for year                      -                 -              -            -             -         (4,091)         (4,091)
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Balance - December 31, 1997            -                 -      4,397,767        4,397       204,566       (208,963)              -
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Balance - December 31, 1998            -                 -      4,397,767        4,397       204,566       (208,963)              -
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Balance - December 31, 1999            -                 -      4,397,767        4,397       204,566       (208,963)              -
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Balance - December 31, 2000            -                 -      4,397,767        4,397       204,566       (208,963)              -
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Stock issued for
 services 12/11                        -                 -      3,400,000        3,400             -              -           3,400
Net Loss for year                      -                 -              -            -             -        (39,462)        (39,462)
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Balance - December 31, 2001            -                 -      7,797,767        7,797       204,566       (248,425)        (36,062)
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Stock issued for cash 3/28             -                 -         20,000           20         1,980              -           2,000
Stock issued for
 services 3/28                         -                 -      6,800,000        6,800       673,200              -         680,000
Stock issued for
 services 4/2                          -                 -      1,000,000        1,000        99,000              -         100,000
Stock issued for
 services 6/18                         -                 -        500,000          500        49,500              -          50,000
Stock issued for
 services 7/12                         -                 -        710,000          710        70,327              -          71,037
Stock issued for
 Asset Acquistion 8/12                 -                 -      1,750,000        1,750       645,500              -         647,250
Stock issued for
 services 8/12                         -                 -        590,000          590        58,410              -          59,000
Stock issued for
 cash 9/18                             -                 -         80,000           80        19,920              -          20,000
Stock issued for
cash 10/15                             -                 -      4,945,000        4,945       489,555              -         494,500
Net Loss for Year                      -                 -              -            -             -     (2,103,229)     (2,103,229)
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Balance - December 31, 2002            -                 -     24,192,767       24,192     2,311,958     (2,351,654)        (15,504)
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Stock issued for
 services 1/15                         -                 -      2,775,000        2,775       252,225              -         255,000
Stock issued for
 services 3/11                         -                 -      2,630,000        2,630       252,370              -         255,000
Stock issued for
 services 4/20                         -                 -        100,000          100         9,900              -          10,000
Stock issued for
 services 5/28                         -                 -      1,800,000        1,800       178,200              -         180,000
Loss for Period                        -                 -              -            -             -       (715,868)       (715,868)
                                --------       -----------     ----------      -------    ----------    -----------      -----------
Balance - September 30, 2003           -               $ -     31,497,767      $31,497    $3,004,653    $(3,067,522)      $ (31,372)
                                ========       ===========     ==========      =======    ==========    ===========      ===========



                         See Accountants' Review Report

                        GLOBAL ASSETS AND SERVICESS, INC.
                                   (RESTATED)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)



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

 Note 3 - Restatement of Financials:

These financial statements have been restated to show the additional shares of common stock issued by the Board, however, the amended minutes were not received by the audit firm.

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

Results of Operations for the quarter ended September 30, 2003 compared to
- --------------------------------------------------------------------------
quarter ended September 30, 2002
- --------------------------------

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

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and
- ------------------------------------------------------------------------------
September 30, 2002
- ------------------

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


Item 3. Controls and Procedures
- -------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
- -------    -----------------

           None


ITEM 2.    CHANGES IN SECURITIES
- -------    ---------------------

           None


ITEM 3.    DEFAULT UPON SENIOR SECURITIES
- -------    ------------------------------

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------    ---------------------------------------------------

           None


ITEM 5.    OTHER INFORMATION
- -------    -----------------

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- --------   --------------------------------

           Exhibits:    31  Sarbanes-Oxley Certification
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



                                       GLOBAL ASSETS & SERVICES, INC.



Date: August 9, 2004                By: /s/ Bertram Cutler
                                           -------------------------------------
                                           Bertram Cutler, President, CEO, & CFO