Form 10KSB/A
period 2003-12-31
GLOBAL ASSETS & SERVICES INC
filed 2004-08-10
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2003

Commission File number:  000-30145

                         GLOBAL ASSETS & SERVICES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                        59-3723328
- --------                                       ----------
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

                                     Part I

Item 1. Description of Business

General Description of Company
- ------------------------------
History
- --------
Art Music & Entertainment, Inc., ("the Company" or "AM&E") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990 to Chatham International, Inc. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

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

Current Business
- ----------------

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

License Rights for Epond
- ------------------------

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


                           Common Stock              Common Stock
2003                       Bid High                  Bid Low
- ----------------------------------------------------------------
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

Financial Condition
- -------------------

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

Results of Operations 2003 Compared to 2002
- -------------------------------------------

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

Evaluation of Internal and Disclosure Controls
- ----------------------------------------------

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


                            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation               Awards

Name and    Year     Consulting     Bonus     Other Annual           Restricted         Securities    Long Term      All Other
Principal            Fees ($) or    ($)       Compensation ($)       Stock              Underlying    Compensation  Compensation
Position             Salary                                          Award(s)($)        Options/SARs  Option
- --------    ----     --------      -------    ----------------       -----------        ------------  ------        -------------

Thomas
McCrimmon,
President,  2001          0          0             0                     0 (1)              0            0                0
Director    2002          0          0             0                     3,000,000          0            0                0
(Resigned)  2003          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Bertram     2003          0          0             0                     1,500,000(3)       0            0                0
Cutler,     2002          0          0             0                     1,800,000(2)       0            0                0
President,  2001          0          0             0                     400,000            0            0                0
Director
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Steve Oto,  2003          0          0             0                     1,000,000(2)(3)    0            0                0
Secretary,  2002          0          0             0                     500,000            0            0                0
Director    2001          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Officers    2003          0          0             0                     2,500,000(2)(3)    0            0                0
as a Group  2002          0          0             0                     5,300,000          0            0                0
            2001          0          0             0                     0                  0            0                0
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

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Restricted     Underlying
                                                                                                    Shares (#)     Options/SARs(#)
- ------------------------------    ----------  ----------------  ---------------  ------------------------------  ---------------

A. Saburo Oto                       2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0
                                    2001      0                 0                0                  0              0

B. Thomas McCrimmon (resigned 2000) 2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0
                                    2001      0                 0                0                  0              0

C. Bertram Cutler                   2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0
                                    2001      0                 0                0                  0              0

D. Frances McCrimmon                2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0
                                    2001      0                 0                0                  500,000        0

E. Directors as a Group             2003      0                 0                0                  0              0
                                    2002      0                 0                0                  500,000        0
                                    2001      0                 0                0                  0              0
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

Item 12. Certain Relationships and Related Transactions


In February 2003, the Company issued shares to the following person who are officers, directors, or 10% or greater shareholders for the consideration listed.

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


500,000 shares of common stock issued to Thomas McCrimmon, IV (son of Frances McCrimmon) for management services rendered valued at $2,500.

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

/s/ Bertram Cutler          President/Director               August 6, 2004
- --------------------      & Chief Financial Officer          ----------------
Bertram Cutler


Directors:

/s/ Saburo Oto
- --------------
Saburo Oto

/s/Bertram Cutler
- -----------------
Bertram Cutler

/s/Frances McCrimmon
- ---------------------
Frances McCrimmon
                                       25

                        GLOBAL ASSETS AND SERVICES, INC.
                                   (RESTATED)

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


Michael Johnson & Co., LLC
Denver, Colorado
April 12, 2004
August 3, 2004



                                GLOBAL ASSETS AND SERVICES, INC.
                         (Formerly Art, Music and Entertainment, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          December 31,

                                             (Restated)



                                                                                                2003               2002
                                                                                           ---------------    ---------------

ASSETS;

Current Assets:
    Cash                                                                                        $ 332             $ 1,365
                                                                                           ---------------    ---------------

        Total Current Assets                                                                      332               1,365
                                                                                           ---------------    ---------------

TOTAL ASSETS                                                                                    $ 332             $ 1,365
                                                                                           ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts Payable and Accrued Liabilities                                                 $ 21,795              $ 7,869
    Notes Payable                                                                              31,175                    -
                                                                                           ---------------    ---------------

        Total Current Liabilities                                                              52,970                7,869
                                                                                           ---------------    ---------------

Stockholders Equity:
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 31,497,767 shares issued and outstanding                                   31,497               24,192
        in 2003, 24,192,767 shares outstanding in 2002
    Additional Paid-In Capital                                                              3,013,653            2,320,958
    Deficit accumulated during the
      development stage                                                                    (3,097,788)          (2,351,654)
                                                                                           ---------------    ---------------

        Total Stockholders Equity (Deficit)                                                   (52,638)              (6,504)
                                                                                           ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $ 332              $ 1,365
                                                                                           ===============    ===============




   The accompanying notes are an integral part of these financial statements.


                                    GLOBAL ASSETS AND SERVICES, INC.
                             (Formerly Art, Music and Entertainment, Inc.)
                                     (A Development Stage Company)
                                        Statements of Operations


                                                                                                             May 25,
                                                                                                              1988
                                                           Year Ended                                      (Inception) to
                                                          December 31,                                      December 31,
                                                              2003                  2002                       2003
                                                        -----------------     -----------------        -----------------

Revenue:
    Revenue                                                         $ -                    $ -                     $ 846,545
    (Less) Cost of Sales                                              -                      -                      (336,524)
                                                            -----------           ------------                  ------------
Total Income                                                          -                      -                       510,021
                                                            -----------           ------------                  ------------
Operating Expenses
    Doubtful Accounts                                                 -                      -                        34,469
    Consultants Fees                                            265,600              1,089,333                     1,697,112
    Legal and Accounting Fees                                    20,125                 18,391                       117,208
    Advertising                                                       -                      -                        14,542
   Directors and Officers Fees                                  435,000                974,500                     1,409,500
    Interest Expense                                                  -                      -                         8,577
    Telephone                                                     2,596                  1,574                        30,412
    Travel                                                       11,909                  7,500                        19,409
    Rent                                                          5,498                  4,426                        52,594
    Other General Expenses                                        5,406                  7,505                       228,007
                                                            -----------           ------------                  ------------
Total Expenses                                                  746,134              2,103,229                     3,611,830
                                                            -----------           ------------                  ------------
Net Loss From Operations                                       (746,134)            (2,103,229)                   (3,101,809)
                                                            -----------           ------------                  ------------
Other Income
      Interest Income                                                 -                      -                         4,021
                                                            ----------            ------------                  ------------
Net Loss                                                    $ (746,134)           $ (2,103,229)                 $ (3,097,788)
                                                            ==========            ============                  ============
Per Share Information:

Weighted average number
    of common shares outstanding                            31,497,767              17,374,017
                                                            ----------            ------------
Net Gain (Loss) per common share                               $ (0.02)                $ (0.12)
                                                            ==========            ============




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

                                            (Restated Statement)



                                                                                                   Deficit
                                                         COMMON STOCKS             Additional     Accum. During         Total
                                                                                     Paid-In     Development        Stockholders'
                                                  # of Shares        Amount          Capital        Stage          Equity (Deficit)
                                                  -------------  -----------    --------------   --------------     --------------



                                                                                                          Deficit
                                                         COMMON STOCKS               Additional        Accum. During           Total
                                                                                       Paid-In          Development    Stockholders'
                                                  # of Shares         Amount           Capital             Stage    Equity (Deficit)
                                                  -----------         ------           -------             -----    ----------------


Balance - December 31, 1997                          4,397,767           4,397            204,566           (208,963)              -
                                                   -----------        --------         ----------        -----------     -----------
Balance - December 31, 1998                          4,397,767           4,397            204,566           (208,963)              -
                                                   -----------        --------         ----------        -----------     -----------
Balance - December 31, 1999                          4,397,767           4,397            204,566           (208,963)              -
                                                   -----------        --------         ----------        -----------     -----------
Balance - December 31, 2000                          4,397,767           4,397            204,566           (208,963)              -
                                                   -----------        --------         ----------        -----------     -----------
Issuance of stock for services 12/11                 3,400,000           3,400                  -                  -          3,400
Loss for year                                                -               -                  -            (39,462)       (39,462)
                                                   -----------        --------         ----------        -----------     -----------
Balance - December 31, 2001                          7,797,767           7,797            204,566           (248,425)       (36,062)
                                                   -----------        --------         ----------        -----------     -----------
Issuance of stock for cash 3/28                         20,000              20              1,980                  -          2,000
Issuance of stock for services 3/28                  6,800,000           6,800            673,200                  -        680,000
Issuance of stock for services 4/2                   1,000,000           1,000             99,000                  -        100,000
Issuance of stock for services 6/18                    500,000             500             49,500                  -         50,000
Issuance of stock for services 7/12                    710,000             710             70,327                  -         71,037
Issuance of stock for Asset Acquisition 8/12         1,750,000           1,750            654,500                  -        656,250
Issuance of stock for services 8/12                    590,000             590             58,410                  -         59,000
Issuance of stock for cash 9/18                         80,000              80             19,920                  -         20,000
Issuance of stock for services 10/15                 4,945,000           4,945            489,555                  -        494,500
Loss for year                                                -               -                  -         (2,103,229)    (2,103,229)
                                                   -----------        --------         ----------        -----------     -----------
Balance - December 31, 2002                         24,192,767          24,192          2,320,958         (2,351,654)        (6,504)
                                                   -----------        --------         ----------        -----------     -----------
Issuance of stock for services 1/15                  2,775,000           2,775            252,225                  -        255,000
Issuance of stock for services 3/11                  2,630,000           2,630            252,370                  -        255,000
Issuance of stock for services 4/20                    100,000             100              9,900                  -         10,000
Issuance of stock for services 5/28                  1,800,000           1,800            178,200                  -        180,000
Loss for year                                                -               -                  -           (746,134)      (746,134)
                                                   -----------        --------         ----------        -----------     -----------
Balance - December 31, 2003                         31,497,767        $ 31,497         $3,013,653        $(3,097,788)     $ (52,638)
                                                   ===========        ========         ==========        ===========     ===========


   The accompanying notes are an integral part of these financial statements.



                                GLOBAL ASSETS AND SERVICES, INC.
                          (Formerly Art, Music and Entertainment, Inc.
                                  (A Development Stage Company)
                                    Statements of Cash Flow

                                        Indirect Method



                                                                                                                     May 25, 1988
                                                                              Year Ended                             (Inception) to
                                                                              December 31,                           December 31,
                                                                                 2003                2002                 2003
                                                                           ---------------     ---------------     -----------------

Cash Flows from Operating Activities:

     Net Loss                                                                 $ (746,134)         $ (2,103,229)        $ (3,097,788)

     Issuance of common stock for services                                       700,000             1,454,537            2,157,937
     Adjustments to reconcile net loss to cash used in
        operating activities:
     Increase (decrease) in accounts payable                                      13,926               (28,293)              21,795
                                                                               ---------            ----------          ------------
Net Cash Used by Operating Activities                                            (32,208)             (676,985)            (918,056)
                                                                               ---------            ----------          ------------
Cash Flows from Financing Activities:

Proceeds from Notes Payble                                                        31,175                     -               31,175
Issuance of common stock for Asset Acquisition                                         -               656,250              656,250
Issuance of common stock                                                               -                20,000              230,963
                                                                               ---------            ----------          ------------
Net Cash Provided by Financing Activities                                         31,175               676,250              918,388
                                                                               ---------            ----------          ------------
Net Increase (Decrease) in Cash & Cash Equivalents                                (1,033)                 (735)                 332

Beginning Cash & Cash Equivalents                                                  1,365                 2,100                    -
                                                                               ---------            ----------          ------------
Ending Cash & Cash Equivalents                                                     $ 332               $ 1,365                $ 332
                                                                               =========            ==========          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                          $ -                   $ -               $8,577
                                                                               =========            ==========          ============
     Cash paid for Income Taxes                                                      $ -                   $ -                  $ -
                                                                               =========            ==========          ============
NON-CASH TRANSACTIONS
     Common stock issued in exchange for services                              $ 700,000            $1,454,537          $ 2,157,937
                                                                               =========            ==========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL ASSETS AND SERVICES, INC.
                                   (RESTATED)
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


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

                        GLOBAL ASSETS AND SERVICES, INC.
                                   (RESTATED)
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003




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

Deferred tax assets
         Net operating loss carryforwards                        $  3,097,788
         Valuation allowance                                       (3,097,788)
                                                                 ---------------
         Net deferred tax assets                                 $         0
                                                                 ===============

At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,097,788 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

                        GLOBAL ASSETS AND SERVICES, INC.
                                   (RESTATED)
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


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

Note 7 - Restatement of Financials:

These financial statements have been restated to show additional shares of common stock issued by the Board, however, the amended minutes were not received by the audit firm.