Form 10QSB
period 2004-06-30
GLOBAL ASSETS & SERVICES INC
filed 2004-09-21
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
                                                       0-30145
June 30, 2004                                          33-41063-A

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

                         24,192,767 as of June 30, 2004

                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Global Assets and Services, Inc.
Tampa, FL


We have reviewed the accompanying balance sheet of Global Assets and Services, Inc. for June 30, 2004 and the related statement of operations for the three and six-months ended June 30, 2004 and 2003 and the period May 25, 1988 (inception) to June 30, 2004, and cash flows for the six-months ended June 30, 2004 and 2003, and May 25, 1988 (inception) to June 30, 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company is in the Development Stage, and will require funds from profitable operations, from borrowing, or from sale of equity securities to executed its business plan. Management's plan in regard to these matters, are also described in Note 2. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 12, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
September 20, 2004


                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                                June 30,                December 31,
                                                                                  2004                      2003
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 270                      $ 332
                                                                            -----------------         ------------------

      Total current assets                                                               270                        332
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                           $ 270                      $ 332
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 21,795                   $ 21,795
   Notes Payable - Shareholder                                                        31,363                     31,175
                                                                            -----------------         ------------------

Total Current Liabilities                                                             53,158                     52,970
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $0.001 Par Value, 100,000,000 shares                                    31,192                     31,192
   authorized, 31,497,767 shares issued and outstanding
   in 2003, 24,192,767 shares outstanding in 2002
Additional Paid-In Capital                                                         3,013,958                  3,013,958
Deficit accumulated during the development stage                                  (3,098,038)                (3,097,788)
                                                                            -----------------         ------------------

Total Stockholders' Deficit                                                          (52,888)                   (52,638)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 270                      $ 332
                                                                            =================         ==================

                                 See Accountants Review Report


                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)


                                                                                                     May 25, 1988
                                      Three-Months Ended                Six-Months Ended            (Inception) to
                                           June 30,                        June 30,                  June 30,
                                      2004            2003            2004           2003            2004
                                  -------------    -----------     -----------    ------------    ------------
Revenue
   Revenue                                 $ -            $ -             $ -             $ -       $ 846,545
   (Less) Cost of Sales                      -              -                                        (336,524)
                                  -------------    -----------     -----------    ------------    ------------
Total Income                                 -              -               -               -         510,021
                                  -------------    -----------     -----------    ------------    ------------
Operating Expenses
   Doubtful Accounts                         -              -               -               -          34,469
   Consultant Fees                           -         10,000               -         268,299       1,699,811
   Legal & Accounting                        -            500               -           2,500          99,583
   Advertising                               -              -               -               -          14,542
   Directors and Officers Fees               -        180,000               -         435,000       1,409,500
   Interest Expense                          -              -               -               -           8,577
   Telephone                                 -            423               -           1,130          28,946
   Travel                                    -              -               -               -           7,500
   Rent                                      -          2,873               -           2,873          49,969
   Business Expenses                       250          1,859             250           2,743         225,344
                                  -------------    -----------     -----------    ------------    ------------
Total Expenses                             250        195,655             250         712,545       3,578,241
                                  -------------    -----------     -----------    ------------    ------------
Net Loss From Operations                  (250)      (195,655)           (250)       (712,545)     (3,068,220)
                                  -------------    -----------     -----------    ------------    ------------
Other Income
   Interest Income                           -              -               -               -           4,021
                                  -------------    -----------     -----------    ------------    ------------
Net Loss                                $ (250)     $(195,655)         $ (250)      $(712,545)    $(3,064,199)
                                  =============    ===========     ===========    ============    ============

Per Share Information:

   Weighted average number of
     common shares outstanding      29,292,767     29,292,767      29,292,767      29,292,767
                                  -------------    -----------     -----------    ------------
Net Loss per Common Share               *               *               *              *
                                  =============    ===========     ===========    ============

* Less than $.01

                                         See Accountants Review Report


                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)


                                                                                                             May 25, 1988
                                                                             Six-Months Ended               (Inception) to
                                                                                 June 30,                      June 30,
                                                                          2004               2003                2004
                                                                     ---------------     -------------     -----------------
Cash Flows from Operating Activities:
Net Loss                                                                     $ (250)        $(712,545)         $ (3,098,038)
Issuance of stock for services                                                    -           700,000             2,157,937
Adjustments to reconcile net loss to cash used in
    operating activities:
    Increase in accounts payable                                                  -             6,465                21,795

Net Cash Flows Used by Operating Activities                                    (250)           (6,080)             (918,306)

Cash Flows from Financing Activities:
   Proceeds from notes - Shareholders                                           188             5,525                31,363
   Issuance of Common Stock for Asset Acquisition                                 -                 -               656,250
   Issuance of Common Stock                                                       -                 -               230,963
                                                                     ---------------     -------------     -----------------
Net Cash Flows Provided by Financing Activities                                 188             5,525               918,576
                                                                     ---------------     -------------     -----------------
Net Increase (Decrease) in Cash                                                 (62)             (555)                  270
                                                                     ---------------     -------------     -----------------
Cash and cash equivalents - Beginning of period                                 332               575                     -
                                                                     ---------------     -------------     -----------------
Cash and cash equivalents - End of period                                     $ 270              $ 20                 $ 270
                                                                     ===============     =============     =================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                    $ -               $ -               $ 8,577
                                                                     ===============     =============     =================
      Cash paid for Income Taxes                                                $ -               $ -                   $ -
                                                                     ===============     =============     =================

Non-Cash Transactions
      Common stock issued in exchange for services                              $ -         $ 700,000            $2,157,937
                                                                     ===============     =============     =================


                                 See Accountants Review Report


                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 June 30, 2004
                                                  (Unaudited)


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                     Additonal       During the
                                                           Common Stock               Paid-In          Development
                                                   # of Shares         Amount         Capital           Stage           Totals
                                                   -------------    -------------  -------------   --------------    --------------

Balance - December 31, 1997                           4,397,767           4,397         204,566         (208,963)                -
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 1998                           4,397,767           4,397         204,566         (208,963)                -
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 1999                           4,397,767           4,397         204,566         (208,963)                -
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 2000                           4,397,767           4,397         204,566         (208,963)                -
                                                   -------------    ------------   -------------   --------------    --------------
Issuance of stock for services 12/11                  3,400,000           3,400               -                -             3,400
Loss for year                                                 -               -               -          (39,462)          (39,462)
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 2001                           7,797,767           7,797         204,566         (248,425)          (36,062)
                                                   -------------    ------------   -------------   --------------    --------------
Issuance of stock for cash 3/28                          20,000              20           1,980                -             2,000
Issuance of stock for services 3/28                   6,800,000           6,800         673,200                -           680,000
Issuance of stock for services 4/2                    1,000,000           1,000          99,000                -           100,000
Issuance of stock for services 6/18                     500,000             500          49,500                -            50,000
Issuance of stock for services 7/12                     710,000             710          70,327                -            71,037
Issuance of stock for Asset Acquisition 8/12          1,750,000           1,750         654,500                -           656,250
Issuance of stock for services 8/12                     590,000             590          58,410                -            59,000
Issuance of stock for cash 9/18                          80,000              80          19,920                -            20,000
Issuance of stock for services 10/15                  4,945,000           4,945         489,555                -           494,500
Loss for year                                                 -               -               -       (2,103,229)       (2,103,229)
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 2002                          24,192,767          24,192       2,320,958       (2,351,654)           (6,504)
                                                   -------------    ------------   -------------   --------------    --------------
Issuance of stock for services 1/15                   2,550,000           2,550         252,450                -           255,000
Issuance of stock for services 3/11                   2,550,000           2,550         252,450                -           255,000
Issuance of stock for services 4/20                     100,000             100           9,900                -            10,000
Issuance of stock for services 5/28                   1,800,000           1,800         178,200                -           180,000
Loss for Year                                                 -               -               -         (746,134)         (746,134)
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 2003                          31,192,767          31,192       3,013,958       (3,097,788)          (52,638)
                                                   -------------    ------------   -------------   --------------    --------------
Loss for Period                                               -               -               -             (250)             (250)
                                                   -------------    ------------   -------------   --------------    --------------
Balance - June 30, 2004                              31,192,767        $ 31,192      $3,013,958      $(3,098,038)        $ (52,888)
                                                   =============    ============   =============   ==============    ==============

                                         See Accountants Review Report

                        GLOBAL ASSETS AND SERVICES, INC.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Global Assets and Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six-months ended June 30, 2004 and 2003 and for the period May 25, 1988 (inception) through June 30, 2004, and the related cash flows for the six-months ended June 30, 2004 and 2003 and the period May 25, 1988 (inception) through June 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2004
-----------------------------------------------------

The Company had no revenues in the quarter in 2004 or 2003. The Company incurred expenses and general and administrative costs for the quarter in 2004 of $250 compared to $195,655 in 2003. The Company recorded a net loss in the period in 2004 of ($250) and a loss of of ($195,655) in 2003. The net loss per share was nominal in the period in 2004 and in 2003. The largest components of the operating expenses in 2003 in the quarter were $10,000 in consultant fees and $180,000 in directors and officers fees. In the quarter in 2004, no such expenses were incured.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
------------------------------------------------------------------

The Company had no revenues in the six month period in 2004 or 2003. The Company incurred a total of $250 in expenses in the period in 2004 compared to $712,545 in the same period in 2003. The significant increase in expenses occurred in 2003 due to the issuance of $268,299 in stock for consulting fees and the issuance of $435,000 in stock for officers and directors fees. The Company incurred a loss of ($250) in the period in 2004 compared to a loss of ($712,545) in the period in 2003. The net loss per share was nominal in 2004 and in 2003.

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

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $53,370, all of which is current, no cash, no assets, except intangible licenses which are illiquid and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $270 cash capital at the end of the period, which is insufficient for any significant operations. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans, or make private placements of stock. The Company is seeking capital sources for investment, there is no assurance that sources can be found.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($52,888) approximately at June 30, 2004. The Company has minimal current assets and no other assets at June 30, 2004.

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



                                             GLOBAL ASSETS & SERVICES, INC.



Date: September 21, 2004                     /s/ Bertram Cutler
                                             -----------------------------------
                                             Bertram Cutler, President