Form 10KSB/A
period 2003-12-31
GLOBAL ASSETS & SERVICES INC
filed 2004-09-24
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                                  AMENDMENT #1



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

10.17             License Agreement for PCMCIA Based Distribution
                  System (previously filed)

10.18             License Agreement for Tomigel & Junon Systems  (previously filed)

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

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Tampa, State of Florida on this 20th day of September, 2004.

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

     Signature             Title                             Date
     ---------             -----                             ----

/s/ Bertram Cutler          President/Director               September 20, 2004
--------------------      & Chief Financial Officer          ------------------
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







                      RESTATED INDEPENDENT AUDITOR'S REPORT


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


/s/ Michael Johnson & Co., LLC
Denver, Colorado
September 21, 2004



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

                        GLOBAL ASSETS AND SERVICES, INC.
                  (Formerly Art, Music and Entertainment, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003
                                    Restated

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

Note 6 - Going Concern:
         -------------

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company' current liabilities exceed current assets by $36,013 and the Company has an accumulated deficit at December 31, 2003 of $3,097,768.

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