Form 10QSB/A
period 2004-03-31
GLOBAL ASSETS & SERVICES INC
filed 2004-09-24
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB

                                  AMENDMENT #1



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

                         7,817,767 as of March 31, 2004

                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)

      RESTATED REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


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


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
September 21, 2004



                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)
                                            Restated

                                                                               March 31,                December 31,
                                                                                  2004                      2003
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 332                      $ 332
                                                                            -----------------         ------------------

      Total current assets                                                               332                        332
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                           $ 332                      $ 332
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 21,795                   $ 21,795
   Notes Payable - Shareholder                                                        31,175                     31,175
                                                                            -----------------         ------------------

Total Current Liabilities                                                             52,970                     52,970
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $0.001 Par Value, 100,000,000 shares                                    31,497                     31,497
   authorized, 31,192,767 shares issued and outstanding
   in 2003 and 2004.                                                               3,013,653                  3,013,653
Additional Paid-In Capital                                                        (3,097,788)                (3,097,788)
                                                                            -----------------         ------------------
Deficit accumulated during the development stage
                                                                                     (52,638)                   (52,638)
                                                                            -----------------         ------------------
Total Stockholders' Deficit
                                                                                       $ 332                      $ 332
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
                                                                     ===============     =============     =================


                                 See Accountants Reivew Report


                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                  Statement of Stockholders' Equity (Deficit)
                                                 March 31, 2004
                                                  (Unaudited)
                                                    Restated


                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                   Additonal        During the
                                                       Common Stock                 Paid-In           Development
                                                # of Shares        Amount           Capital            Stage             Totals
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 1997                        4,397,767           4,397           204,566          (208,963)                -
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 1998                        4,397,767           4,397           204,566          (208,963)                -
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 1999                        4,397,767           4,397           204,566          (208,963)                -
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 2000                        4,397,767           4,397           204,566          (208,963)                -
                                               --------------   -------------    --------------    --------------    --------------
Issuance of stock for services 12/11               3,400,000           3,400                 -                 -             3,400
Loss for year                                              -               -                 -           (39,462)          (39,462)
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 2001                        7,797,767           7,797           204,566          (248,425)          (36,062)
                                               --------------   -------------    --------------    --------------    --------------
Issuance of stock for cash 3/28                       20,000              20             1,980                 -             2,000
Issuance of stock for services 3/28                6,800,000           6,800           673,200                 -           680,000
Issuance of stock for services 4/2                 1,000,000           1,000            99,000                 -           100,000
Issuance of stock for services 6/18                  500,000             500            49,500                 -            50,000
Issuance of stock for services 7/12                  710,000             710            70,327                 -            71,037
Issuance of stock for Asset Acquisition 8/12       1,750,000           1,750           654,500                 -           656,250
Issuance of stock for services 8/12                  590,000             590            58,410                 -            59,000
Issuance of stock for cash 9/18                       80,000              80            19,920                 -            20,000
Issuance of stock for services 10/15               4,945,000           4,945           489,555                 -           494,500
Loss for year                                              -               -                 -        (2,103,229)       (2,103,229)
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 2002                       24,192,767          24,192         2,320,958        (2,351,654)           (6,504)
                                               --------------   -------------    --------------    --------------    --------------
Issuance of stock for services 1/15                2,775,000           2,775           252,225                 -           255,000
Issuance of stock for services 3/11                2,630,000           2,630           252,370                 -           255,000
Issuance of stock for services 4/20                  100,000             100             9,900                 -            10,000
Issuance of stock for services 5/28                1,800,000           1,800           178,200                 -           180,000
Loss for Year                                              -               -                 -          (746,134)         (746,134)
                                               --------------   -------------    --------------    --------------    --------------
Balance - December 31, 2003                       31,497,767          31,497         3,013,653        (3,097,788)          (52,638)
                                               --------------   -------------    --------------    --------------    --------------
Loss for Period                                            -               -                 -                 -                 -
                                               --------------   -------------    --------------    --------------    --------------
Balance - March 31, 2004                          31,497,767        $ 31,497        $3,013,653       $(3,097,788)        $ (52,638)
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



                                             GLOBAL ASSETS & SERVICES, INC.



Date: September 20, 2004                     /s/ Bertram Cutler
                                             -----------------------------------
                                             Bertram Cutler, President