Form 10QSB/A
period 2004-06-04
GLOBAL ASSETS & SERVICES INC
filed 2004-09-24
CIK 1110283

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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
September 20, 2004


                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)
                                            Restated

                                                                                June 30,                December 31,
                                                                                  2004                      2003
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 270                      $ 332
                                                                            -----------------         ------------------

      Total current assets                                                               270                        332
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                           $ 270                      $ 332
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 21,795                   $ 21,795
   Notes Payable - Shareholder                                                        31,363                     31,175
                                                                            -----------------         ------------------

Total Current Liabilities                                                             53,158                     52,970
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $0.001 Par Value, 100,000,000 shares                                    31,497                     31,497
   authorized, 31,497,767 shares issued and outstanding
   in 2003, 24,192,767 shares outstanding in 2002
Additional Paid-In Capital                                                         3,013,653                  3,013,653
Deficit accumulated during the development stage                                  (3,098,038)                (3,097,788)
                                                                            -----------------         ------------------

Total Stockholders' Deficit                                                          (52,888)                   (52,638)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 270                      $ 332
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
                                                                     ===============     =============     =================


                                 See Accountants Review Report


                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 June 30, 2004
                                                  (Unaudited)
                                                    Restated


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                     Additonal       During the
                                                           Common Stock               Paid-In          Development
                                                   # of Shares         Amount         Capital           Stage           Totals
                                                   -------------    -------------  -------------   --------------    --------------

Balance - December 31, 1997                           4,397,767           4,397         204,566         (208,963)                -
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 1998                           4,397,767           4,397         204,566         (208,963)                -
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 1999                           4,397,767           4,397         204,566         (208,963)                -
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 2000                           4,397,767           4,397         204,566         (208,963)                -
                                                   -------------    ------------   -------------   --------------    --------------
Issuance of stock for services 12/11                  3,400,000           3,400               -                -             3,400
Loss for year                                                 -               -               -          (39,462)          (39,462)
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 2001                           7,797,767           7,797         204,566         (248,425)          (36,062)
                                                   -------------    ------------   -------------   --------------    --------------
Issuance of stock for cash 3/28                          20,000              20           1,980                -             2,000
Issuance of stock for services 3/28                   6,800,000           6,800         673,200                -           680,000
Issuance of stock for services 4/2                    1,000,000           1,000          99,000                -           100,000
Issuance of stock for services 6/18                     500,000             500          49,500                -            50,000
Issuance of stock for services 7/12                     710,000             710          70,327                -            71,037
Issuance of stock for Asset Acquisition 8/12          1,750,000           1,750         654,500                -           656,250
Issuance of stock for services 8/12                     590,000             590          58,410                -            59,000
Issuance of stock for cash 9/18                          80,000              80          19,920                -            20,000
Issuance of stock for services 10/15                  4,945,000           4,945         489,555                -           494,500
Loss for year                                                 -               -               -       (2,103,229)       (2,103,229)
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 2002                          24,192,767          24,192       2,320,958       (2,351,654)           (6,504)
                                                   -------------    ------------   -------------   --------------    --------------
Issuance of stock for services 1/15                   2,775,000           2,775         252,225                -           255,000
Issuance of stock for services 3/11                   2,630,000           2,630         252,370                -           255,000
Issuance of stock for services 4/20                     100,000             100           9,900                -            10,000
Issuance of stock for services 5/28                   1,800,000           1,800         178,200                -           180,000
Loss for Year                                                 -               -               -         (746,134)         (746,134)
                                                   -------------    ------------   -------------   --------------    --------------
Balance - December 31, 2003                          31,497,767          31,497       3,013,653       (3,097,788)          (52,638)
                                                   -------------    ------------   -------------   --------------    --------------
Loss for Period                                               -               -               -             (250)             (250)
                                                   -------------    ------------   -------------   --------------    --------------
Balance - June 30, 2004                              31,497,767        $ 31,497      $3,013,653      $(3,098,038)        $ (52,888)
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