Form 10QSB
period 2004-09-30
GLOBAL ASSETS & SERVICES INC
filed 2004-11-22
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
-----------------                                     ----------------------
                                                       0-30145
September 30, 2004                                     33-41063-A

                        GLOBAL ASSETS & SERVICES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                               59-3723328
----------------------------------               --------------------------
State or Other Jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

13575 58th Street North, Suite 122, Clearwater, FL 33760
--------------------------------------------------------
(Address of principal Executive Offices                     Zip Code)

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

                       88,997,767 as of September 30, 2004

Item 1.  Financial Statements






                         GLOBAL ASSETS & SERVICES, INC.
                                   (RESTATED)

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004

                           Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                               Phone: 303-796-0099
                                Fax: 303-796-0137



                           ACCOUNTANT'S REVIEW REPORT




Board of Directors of
Global Assets and Services, Inc.


We have reviewed the accompanying balance sheet for Global Assets & Services, Inc. (a development stage company) for September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003 and for the period from May 25, 1988 (inception) to September 30, 2004 and cash flows for the nine-months ended September 30, 2004 and 2003 and for the period from May 25, 1988 (inception) to September 30, 2004, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the Development State, and will require funds from profitable operations, from borrowing or from sale of equity securities to execute its business plan. Management's plan in regard to these matters, are also discussed in Note 2. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 12, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
November 15, 2004


                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                             September 30,              December 31,
                                                                                  2004                      2003
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                              $ 1,000                      $ 332
                                                                            -----------------         ------------------

      Total current assets                                                             1,000                        332
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                         $ 1,000                      $ 332
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                              $ -                   $ 21,795
   Notes Payable - Shareholder                                                         1,000                     31,175
                                                                            -----------------         ------------------

Total Current Liabilities                                                              1,000                     52,970
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $.001 Par Value, 100,000,000 shares
   authorized, 88,997,767 shares issued and outstanding                               88,997                     31,497
   in 2004 and 31,497,767 issued and outstanding in 2003
Additional Paid-In Capital                                                         3,243,653                  3,013,653
Deficit accumulated during the development stage                                  (3,332,650)                (3,097,788)
                                                                            -----------------         ------------------

Total Stockholders' Equity (Deficit)                                                       -                    (52,638)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 1,000                      $ 332
                                                                            =================         ==================


                         See Accountant's Review Report.



                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)


                                                                                                              May 25, 1988
                                          Three-Months Ended                   Nine-Months Ended             (Inception) to
                                             September 30,                       September 30,                September 30,
                                         2004             2003               2004             2003                2004
                                     -------------     ------------      -------------     ------------      ---------------
Revenue
   Revenue                                    $ -              $ -                $ -              $ -            $ 846,545
   (Less) Cost of Sales                         -                -                  -                -             (336,524)
                                     -------------     ------------      -------------     ------------      ---------------
Total Income                                    -                -                  -                -              510,021

Operating Expenses
   Doubtful Accounts                            -                -                  -                -               34,469
   Consultant Fees                        193,637                -            193,637          268,299            1,890,749
   Legal & Accounting                      40,975              500             40,975            3,000              158,183
   Advertising                                  -                -                  -                -               14,542
   Directors & Officers Fees                    -                -                  -          435,000            1,409,500
   Telephone                                    -              829                  -            1,959               30,412
   Travel                                       -                -                  -                -               19,409
   Rent                                         -            1,125                  -            3,998               52,594
   Business Expenses                            -              869                250            3,612              228,257
                                     -------------     ------------      -------------     ------------      ---------------
Total Expenses                            234,612            3,323            234,862          715,868            3,838,115
                                     -------------     ------------      -------------     ------------      ---------------
Net Loss From Operations                 (234,612)          (3,323)          (234,862)        (715,868)          (3,328,094)
                                     -------------     ------------      -------------     ------------      ---------------
Other Income
   Interest Expense                             -                -                  -                -               (8,577)
   Interest Income                              -                -                  -                -                4,021
                                     -------------     ------------      -------------     ------------      ---------------
Net Loss                               $ (234,612)        $ (3,323)        $ (234,862)       $(715,868)        $ (3,332,650)
                                     =============     ============      =============     ============      ===============

Per Share Information:

   Weighted average number of
     common shares outstanding         31,497,767       29,292,767         31,497,767       29,292,767
                                     -------------     ------------      -------------     ------------
Net Loss per Common Share              $ (0.01)             *              $ (0.01)           $(0.02)
                                     =============     ============      =============     ============

                         See Accountant's Review Report



                                GLOBAL ASSETS AND SERVICES, INC.
                                 (A Development Stage Company)
                                    Statement of Cash Flows
                                          (Unaudited)


                                                                                                            May 25, 1988
                                                                            Nine-Months Ended              (Inception) to
                                                                              September 30,                 September 30,
                                                                         2004               2003                2004
                                                                     --------------     --------------    ------------------
Cash Flows from Operating Activities:
Net Loss                                                                 $(234,862)         $(715,868)         $ (3,332,650)
   Stocks issued for services                                               37,500            700,000             2,195,437
Adjustments to reconcile net loss to cash
   used in operating activities:
   Increase (decrease) in accounts payable                                 (21,795)                 2                     -
                                                                     --------------     --------------    ------------------
Net Cash Flows Used by Operating Activities                               (219,157)           (15,866)           (1,137,213)
                                                                     --------------     --------------    ------------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Shareholder                                 1,000             16,500                 1,000
   Payment of Notes Payable - Shareholders                                 (31,175)                 -                     -
   Issuance of Stock for Asset Acquisition                                       -                  -               656,250
   Issuance of Common Stock                                                250,000                  -               480,963
                                                                     --------------     --------------    ------------------
Net Cash Flows Provided by Financing Activities                            219,825             16,500             1,138,213
                                                                     --------------     --------------    ------------------
Net Increase (Decrease) in Cash                                                668                634                 1,000
                                                                     --------------     --------------    ------------------
Cash and cash equivalents - Beginning of period                                332              1,365                     -
                                                                     --------------     --------------    ------------------
Cash and cash equivalents - End of period                                  $ 1,000            $ 1,999               $ 1,000
                                                                     ==============     ==============    ==================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                   $ -                $ -                   $ -
                                                                     ==============     ==============    ==================
      Cash paid for Income Taxes                                               $ -                $ -                   $ -
                                                                     ==============     ==============    ==================

Non-Cash Transactions
    Common stock issued for services                                      $ 37,500          $ 700,000           $ 2,195,437
                                                                     ==============     ==============    ==================


                         See Accountant's Review Report



                                        GLOBAL ASSETS AND SERVICES, INC.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                               September 30, 2004
                                                  (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                Additonal        During the
                                            Common Stock                         Paid-In        Development
                                           # of Shares         Amount            Capital           Stage               Totals
                                          --------------    --------------     -------------   ---------------     ----------------
Balance - December 31, 1997                   4,397,767             4,397           204,566          (208,963)                   -
                                          --------------    --------------     -------------   ---------------     ----------------
Balance - December 31, 1998                   4,397,767             4,397           204,566          (208,963)                   -
                                          --------------    --------------     -------------   ---------------     ----------------
Balance - December 31, 1999                   4,397,767             4,397           204,566          (208,963)                   -
                                          --------------    --------------     -------------   ---------------     ----------------
Balance - December 31, 2000                   4,397,767             4,397           204,566          (208,963)                   -
                                          --------------    --------------     -------------   ---------------     ----------------
Stock issued for services 12/11               3,400,000             3,400                 -                 -                3,400
Net Loss for year                                     -                 -                 -           (39,462)             (39,462)
                                          --------------    --------------     -------------   ---------------     ----------------
Balance - December 31, 2001                   7,797,767             7,797           204,566          (248,425)             (36,062)
                                          --------------    --------------     -------------   ---------------     ----------------
Stock issued for cash 3/28                       20,000                20             1,980                 -                2,000
Stock issued for services 3/28                6,800,000             6,800           673,200                 -              680,000
Stock issued for services 4/2                 1,000,000             1,000            99,000                 -              100,000
Stock issued for services 6/18                  500,000               500            49,500                 -               50,000
Stock issued for services 7/12                  710,000               710            70,327                 -               71,037
Stock issued for Asset Acquistion 8/12        1,750,000             1,750           654,500                 -              656,250
Stock issued for services 8/12                  590,000               590            58,410                 -               59,000
Stock issued for cash 9/18                       80,000                80            19,920                 -               20,000
Stock issued for cash 10/15                   4,945,000             4,945           489,555                 -              494,500
Net Loss for Year                                     -                 -                 -        (2,103,229)          (2,103,229)
                                          --------------    --------------     -------------   ---------------     ----------------
Balance - December 31, 2002                  24,192,767            24,192         2,320,958        (2,351,654)              (6,504)
                                          --------------    --------------     -------------   ---------------     ----------------
Stock issued for services 1/15                2,775,000             2,775           252,225                 -              255,000
Stock issued for services 3/11                2,630,000             2,630           252,370                 -              255,000
Stock issued for services 4/20                  100,000               100             9,900                 -               10,000
Stock issued for services 5/28                1,800,000             1,800           178,200                 -              180,000
Loss for Year                                         -                 -                 -          (746,134)            (746,134)
                                          --------------    --------------     -------------   ---------------     ----------------
Balance - December 31, 2003                  31,497,767            31,497         3,013,653        (3,097,788)             (52,638)
                                          --------------    --------------     -------------   ---------------     ----------------
Stock Issued for Cash                        50,000,000            50,000           200,000                 -              250,000
Stock Issued for Services                     7,500,000             7,500            30,000                 -               37,500
Loss for Period                                       -                 -                 -          (234,862)            (234,862)
                                          --------------    --------------     -------------   ---------------     ----------------
Balance - September 30, 2004                 88,997,767          $ 88,997        $3,243,653       $(3,332,650)                 $ -
                                          ==============    ==============     =============   ===============     ================


                         See Accountant's Review Report

                        GLOBAL ASSETS AND SERVICESS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Global Assets & Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three-months and nine-months ended September 30, 2004 and 2003, and May 25, 1988 (inception) to September 31, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003 and May 25, 1988 (inception) to September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

                        GLOBAL ASSETS AND SERVICESS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)


Note 3 - Share Purchase Agreement:
         ------------------------

On September 15, 2004 the Board of Directors resolved that for the consideration received in the private placement ($250,000), the transfer agent is authorized and instructed to issue 50,000,000 shares of Restricted Common stock to Praise Direct Holdings Limited for the purchase of the assets of the company. It was also resolved that 7,500,000 shares of Restricted Common stock be issued to Top Harmony Holdings Limited for services.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
----------------------------------------------------------------------------
of Operations
-----------

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our industry or in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by Global Assets and Services, Inc. should be evaluated in the context of these factors.


Results of Operations for the quarter ended September 30, 2004 compared to
------------------------------------------------------------------------
quarter ended September 30, 2003
--------------------------------

     The Company had no revenue for the period in 2004 or 2003. The company incurred expenses totalling $234,612 in the quarter in 2003 compared to $3,323 in expenses in the quarter in 2003. The expenses in the quarter in 2004 consisted of legal and accounting of $40,975, consulting fees of $193,637, and miscellaneous expenses. The company had a net loss of ($234,612) in the quarter in 2004 compared to a ($3,323) loss in the quarter in 2003. The company had a loss per share in the quarter in 2004 of ($.01). The loss per share in the quarter in 2003 was nominal.

Results of Operations for the Nine Months Ended September 30, 2004 and
----------------------------------------------------------------------
September 30, 2003
------------------

     The Company had no revenues for the nine month period ended September 30 in 2004 or 2003. The Company incurred expenses in the period in 2004 of $234,862 compared to $715,868 in the period in 2003. The company incurred $193,637 in consulting, $40,975 in legal and accounting fees, $1,125 in rent, and $869 in miscellaneous expenses in the period in 2004 compared to $268,299 in consulting fees, $3,000 in legal and accounting, $435,000 in Directors' and officers' fees, $1,959 in telephone expenses, $3,998 in rent, and $3,612 in miscellaneous expenses in 2003 in the period. The company had a net loss of ($234,862) in the nine month period in 2004 compared a net loss of ($715,868) in 2003. The net loss per share was ($.01) for the period in 2004 and ($.02) in 2003.

     The company expects to continue to incur expenses for the forseeable future at a similar rate as in the nine month period in 2004. It cannot predict revenues at the date of this report.

Liquidity and Capital Resources
-------------------------------

     At September 2004, the Company had $1,000 cash and no other current assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $234,000, all of which is current, no cash, no assets, except intangible licenses which are illiquid and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for year ended December 31, 2003. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $1,000 of which is all current, $1,000 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

           None


ITEM 2.  CHANGES IN SECURITIES
------   ---------------------

     On September 15, 2004 the Board of Directors resolved that for the consideration received in the private placement ($250,000), 50,000,000 shares of Restricted Common stock was issued to Praise Direct Holdings Limited. Also 7,500,000 shares of Restricted Common stock be issued to Top Harmony Holdings Limited for services.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES
------   ------------------------------

           None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

           None


ITEM 5.  OTHER INFORMATION
------   -----------------

     Xexi Xu was appointed President and director in September 2004, and Alice Chan was appointed Secretary and director in September 2004.

New Directors and Executive Officers

The following biographical information concerning the New Directors is provided.

     Mr. Xu Kexi, age 41, graduated from high school in Shanghai in 1982. Mr. Xu was the supervisor of the Shanghai Textile Company from 1982 to 1985, the Export Manager of Shengzhen China Import-Export Company from 1985-1990, the Manager of Shanghai Galaxy Film Limited from 1990-1996. From 1996 to the present, Mr. Xu has been the Chief Executive Officer of Shanghai Asia Loyalty Tradings Limited.

     Miss Chan Yi Tung Alice Anastasia, age 36, graduated in 1995 from the University of Minnesota, United States of America. She was the Administrative Manager of Minghua Group Holdings Limited, a company listed on NASD's Overt-the-Counter Bulletin Board in the United States of America until May 2002. In the past, Miss Chan has worked as the Sales Manager for the KYH Steel Co., Limited, a steel stocklist in Hong Kong, and as the Administrative Officer of B+B Asia Limited, a contractor in Hong Kong, with its parent company, located in Germany. At present, Miss Chan is a director of Genuisoft Limited, a company involved in the research, development, and production of remote surveillance monitoring, data security, and wireless communication systems.

     The New Directors have taken office on September 20, 2004. Mr. Xu Kexi, one of the New Directors beneficially own 50,000,000 common shares of the Company. None of the New Directors has been involved in any trans- action with the Company or any of its Current Directors or officers that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission prior to date hereof.

     Prior to September 20, 2004, the Company spun off the shares of its wholly owned subsidiary Global Tech Assets, Inc. pro rata to shareholders as a dividend. Global Tech holds the technology licenses previously held by the Company. None of which were producing revenue.


ITEM 6.  EXHIBITS
-------  --------

           Exhibits:    31  Sarbanes-Oxley Certification
                        32 Sarbanes-Oxley Certification

                          GLOBAL ASSETS & SERVICES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GLOBAL ASSETS & SERVICES, INC.



Date: November 22, 2004            By: /s/ Kexi Xu
                                        -------------------------------------
                                        Kexi Xu, President, CEO, & CFO