Form 10KSB
period 2004-12-31
JOINTLAND DEVELOPMENT, INC.
filed 2005-05-04
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2004

Commission File number:  000-30145

                           JOINTLAND DEVELOPMENT, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                         GLOBAL ASSETS & SERVICES, INC.
                       ----------------------------------
                                 (Former Name)


Florida                                        59-3723328
--------                                       ----------
State or Other Jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)              Number)

         Rooms 103-8, 12th Floor, Hang Seng Bldg., No. 77 Des Voeux Road
                           Central, Hong Kong, China
          ------------------------------------------------------------
               (Address of principal Executive Offices Zip Code)

Registrant's telephone number, including area code: 011 852 2824 0008

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

 Small Business Disclosure Format:

                           __X____ Yes       _______ No

     As of December 31, 2004, 1,979,965 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the 629,955 shares of Stock held by non-affiliates of Registrant was $2,519,820 based upon a closing price of $4.00 on December 30, 2004.

     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

                                TABLE OF CONTENTS

                                     PART I                                 PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         6
     Item 3.   Legal Proceedings                                               6
     Item 4.   Submission of Matters to a Vote of Security Holders             6


                                    PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                           10
     Item 8. Changes in and Disagreements With Accountants on Accounting 10 and Financial Disclosure
     Item 8A.  Controls and Procedures                                        10
     Item 8B.  Other Information                                              10

                                    PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              11
     Item 10.  Executive Compensation                                         12
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 14
     Item 12.  Certain Relationships and Related Transactions                 15
     Item 13.  Exhibits and Reports on Form 8-K                               16
     Item 14.  Principal Accountant Fees & Services                           18

SIGNATURES                                                                    19

                                     Part I

Item 1. Description of Business

General Description of Company
------------------------------
History
--------

Jointland Development, Inc., ("the Company" or "AM&E") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990 to Chatham International, Inc. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

The Company intended upon completion of the public offering, to commence operations as an export management company and provide a range of business services and assistance to manufacturers desiring to do business in foreign markets. The Company was unsuccessful in its efforts. The Company is presently in the developmental stage.

In April 1996, Art Music and Entertainment, Inc. merged with Chatham International, Inc. The Company changed its name to Art Music and Entertainment, Inc. on April 5, 1996.

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


Epond Technologies

On August 25, 2003, Global Assets & Services entered into a License Agreement with Koki Nagashima and Epond Inc., whereby Global Assets & Services issued 750,000 shares of restricted stock to Koki Nagashima and Koki Nagashima was to receive 57.1% of the license fees of the licensed patent in exchange for exclusive rights for the licened patent and its pertained rights to produce and sell product using the invention in all known nations and territories of the world. The Technology licensed is described as follows: The technology is a next-generation information distribution system, which uses a PCMCIA card as its core component.


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

On February 3, 2003, the Contract Agreement with Geosystems was assigned to the Cybrix Group, Inc. The Cybrix Group, Inc. and shareholders are the same as Geosystems, Inc. No revenues were ever generated from this arrangement.

The Company signed a License for the North American Marketing rights for the following patented products from Japan Junon System and Tomigel. Tomigel is an inorganic soil-hardening agent that has been developed in order to harden any kind of soil from volcanic ash and sea sand to industrial waste. Junon System is a polystyrene(styrofoam) dissolving agent that quickly, safely, and non-toxically dissolves polystyrene materials and turns them into a gel, while maintaining the basic chemical composition of the polystyrene so it can be recycled. None of these licenses ever generated contracts or revenues.

In August 2004, the Company formed a wholly owned subsidiary, Global Tech Assets, Inc. in the State of Florida. The Company transferred all of its non-operating licenses to the subsidiary and distributed all of the stock of Global Tech Assets, Inc. as a dividend to the Company's shareholders of record as of September 30, 2004.

The Company has no business operations, and the Company is seeking a business acquisition which is able to utilize a public company.

         The Company held an Annual Meeting of Shareholders on December 15, 2004. At this meeting, the shareholders holding a majority of shares approved the following proposals.

         1. To elect two directors to hold office until the next annual meeting of shareholders and qualification of their respective successors.

         2. To ratify the appointment of Michael Johnson & Co. as Independent Accountants for the annual period ending December 31, 2004.

         3.  To change the Company's name to Jointland Development, Inc.

         4. To authorize a reverse split of the Company's common stock on a basis of up to one for fifty. Fractional shares were rounded up to the next whole share.


Subsidiaries
------------

None.

Services
--------

None.

Competition
-----------

The Company will be in competition with many companies of much greater experience, financial resources and long established businesses. There is no assurance that the Company will have any success in competition with other businesses.

Employees and Consultants
-------------------------

The Company presently has no salaried employees, and its Chairman of the Board/President, Kexi Ku, and Secretary, Yi Tung Alice Anastasia Chan serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company.

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


Item 2. Description of Property

The Company maintains its corporate records at Rooms 1203-8, 12th Floor, Hang Seng Building, No. 77 Des Voeux Road, Central, Hong Kong, China.


Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, as of date of this report.


Item 4. Submission of Matters to a Vote of Security Holders

         The Company held an Annual Meeting of Shareholders on December 15, 2004. At this meeting, the shareholders holding a majority of shares approved the following proposals.

         1. To elect two directors to hold office until the next annual meeting of shareholders and qualification of their respective successors.

         2. To ratify the appointment of Michael Johnson & Co. as Independent Accountants for the annual period ending December 31, 2004.

         3.  To change the Company's name to Jointland Development, Inc.

         4. To authorize a reverse split of the Company's common stock on a basis of up to one for fifty. Fractional shares were rounded up to the next whole share.


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The outstanding shares of Jointland Development, Inc. are presently traded on the OTC Bulletin Board under the symbol JLDV.BB.

                           Common Stock              Common Stock
2004                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                .05*                      .04*
2nd Quarter                .10*                      .02*
3rd Quarter                .08*                      .03*
4th Quarter                4.10                      .05*

* Pre-reverse split one for fifty December 21, 2004.

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

The Company's shares trade over the counter on the OTC Bulletin Board Quotations represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 2004, there are approximately 285 stockholders of record of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.


Item 6. Management's  Discussion and Analysis or Plan of Operation

Financial Condition
-------------------

During fiscal year 2004, the Company continued to be a development stage entity with no sales and revenues. The company had no capital for operations and had minimal business operations.

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

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($3,654,470) at December 31, 2004. The Company has no current assets and other assets consisting only of intangible licenses at December 31, 2003.

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

Results of Operations 2004 Compared to 2003
-------------------------------------------

     Business operations were minimal and no revenues were generated in 2003 or 2003. The Company at year end had minimal cash. The Company needed cash or loans from any sources, for any significant business operations.

     During the fiscal year ended December 31, 2004, the Company incurred general and administrative expenses of $556,182 compared to $746,134 in expenses in 2003. The net loss was ($556,182) in 2004 compared to ($746,134) in 2003. Loss per share was ($.31) in 2004 and ($1.00) in 2003.

        The largest factors in expenses for the Company were consultant fees:
$492,347 in 2004 versus $265,600 in 2003 and, legal and accounting fees of $63,835 in 2004 versus $25,531 in 2003. The Company incurred no officer/ director fees in 2004 compared to $435,000 in officer/director fees in 2003.

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

     There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no developed business, capital of $58,897 and debt in excess of $380,198 at year end, all of which is current, moderate cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     The Company has incurred significant losses from operations for the year ended December 31, 2004 totalling ($556,182,) and such losses are expected to continue. In addition, the company has a $325,000 (approximately) working capital deficit for the year ended December 31, 2004. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Item 7. Financial Statements

Attached hereto and filed as part of this Form 10-KSB are the financial statements required by Regulation SB. Please refer to pages F-1 through F-10.


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


Item 8A. Control and Procedures

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no changes in internal controls or in other factors that could affect internal controls subsequent to December 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 8B.  Other Information

        None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a).

The directors and executive officers of the Company as of December 31, 2004, are as follows:

         Name                     Age        Position Held              Tenure
         ----                     ---        -------------              ------
Kexi Xu                            42        President & Director       Annual
Yi Tung  Alice  Anastasia Chan     37        Secretary & Director       Annual

     Mr. Xu Kexi, age 42, graduated from high school in Shanghai in 1982. Mr. Xu was the supervisor of the Shanghai Textile Company from 1982 to 1985, the Export Manager of Shengzhen China Import-Export Company from 1985-1990, the Manager of Shanghai Galaxy Film Limited from 1990-1996. From 1996 to the present, Mr. Xu has been the Chief Executive Officer of Shanghai Asia Loyalty Tradings Limited.

     Miss Chan Yi Tung Alice Anastasia, age 37, graduated in 1995 from the University of Minnesota, United States of America. She was the Administrative Manager of Minghua Group Holdings Limited, a company listed on NASD's Overt-the-Counter Bulletin Board in the United States of America until May 2002. In the past, Miss Chan has worked as the Sales Manager for the KYH Steel Co., Limited, a steel stocklist in Hong Kong, and as the Administrative Officer of B+B Asia Limited, a contractor in Hong Kong, with its parent company, located in Germany. At present, Miss Chan is a director of Genuisoft Limited, a company involved in the research, development, and production of remote surveillance monitoring, data security, and wireless communication systems.

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


                            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation               Awards

Name and    Year     Consulting     Bonus     Other Annual           Restricted         Securities    Long Term      All Other
Principal            Fees ($) or    ($)       Compensation ($)       Stock              Underlying    Compensation  Compensation
Position             Salary                                          Award(s)($)        Options/SARs  Option
--------    ----     --------      -------    ----------------       -----------        ------------  ------        -------------

Bertram(1)  2004          0          0             0                     0                  0            0                0
Cutler,     2003          0          0             0                     30,000             0            0                0
President,  2002          0          0             0                     20,000(2)          0            0                0
Director    2001          0          0             0                     8,000              0            0                0
(resigned
2004)
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Steve Oto,  2004          0          0             0                     0                  0            0                0
Secretary,  2003          0          0             0                     20,000(2)          0            0                0
Director    2002          0          0             0                     10,000             0            0                0
(Resigned   2001          0          0             0                     0                  0            0                0
Sept. 2004)
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Kexi Xu,(1) 2004          0          0             0                     0                  0            0                0
President,
Director
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Yi Tung     2004          0          0             0                     0                  0            0                0
Alice
Anastasia
Chan
Secretary,
Director
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Officers    2004          0          0             0                     0                  0            0                0
as a Group  2003          0          0             0                     50,000(2)          0            0                0
            2002          0          0             0                     606,000            0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============

(1) As of September 20, 2004, Bertram Cutler resigned as Director and President of the Company. As of September 20, 2004, Mr. Xexi Xu was appointed President and Director, and Miss Alice Chan was appointed Director of the Company.

(2) Issued in lieu of salary.


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

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Restricted     Underlying
                                                                                                    Shares (#)     Options/SARs(#)
------------------------------    ----------  ----------------  ---------------  ------------------------------  ---------------

A. Kexi Xu                          2004      0                 0                0                  0              0
                                    2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0

B. Yi Tung Alice Anastasia Chan     2004      0                 0                0                  0              0
                                    2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0

B. Saburo Oto                       2004      0                 0                0                  0              0
   (resigned 2004)                  2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0

C. Bertram Cutler                   2004      0                 0                0                  0              0
   (resigned 2004)                  2003      0                 0                0                  0              0
                                    2002      0                 0                0                  0              0

D. Frances McCrimmon                2004      0                 0                0                  0              0
   (resigned 2004)                  2003      0                 0                0                  0              0
                                    2002      0                 0                0                  10,000         0

E. Directors as a Group             2004      0                 0                0                  0              0
                                    2003      0                 0                0                  10,000         0
                                    2002      0                 0                0                  0              0
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




Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2004, with respect to the beneficial ownership of the Company's common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company. There were 1,979,965 shares issued and outstanding at December 31, 2004.


a.)      Officers and Directors

Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
--------                   -------------------                ---------                          --------

Common                     Praise Direct Holdings LTD         1,000,000                          50.5%
                           (Beneficially Kexi Xu,
                           President & Director)

Common                     Yi Tung Alice Anastasia Chan       0                                  0%
                           (Secretary & Director)

Common                     Shen Tiojuan                       200,000                            10.1%

                           Top Harmony Holdings, LTD.         150,000                            7.5%
                           (beneficially Kin Man Chan)

                           All Officers and                   1,000,000                          50.5%
                           Directors as a Group
                           (2 Persons)



Item 12. Certain Relationships and Related Transactions


Praise Direct Holdings, LTD., beneficially owned by Kexi Xu, President and Director, purchased 50,000,000 shares for $250,000 in September 2004. (Pre-reverse split one for 50.)

Shen Tiojuan purchased 10,000,000 shares in November 2004 in a private placement at $.015 per share (pre-reverse split one for 50).

Top Harmony Holdings, LTD. received 7,500,000 shares in November 2004 (pre-reverse split one for 50) for consulting services rendered.

                                     Part IV

Item 13. Exhibits

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:


Exhibits


Exhibit #         Description                                          Location/Page Number
---------         -----------------------------------                  -----------------------------------

3.1               Articles of Incorporation                            Exhibit to Registration
                                                                       Statement filed November
                                                                       14, 1991 by Registrant on Form S-18

3.2               Bylaws of Registrant                                 Exhibit to Registration
                                                                       Statement filed November
                                                                       14, 1991 by Registrant on Form S-18

3.3               Articles of Amendment                                As filed in Exhibit herewith

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

         Audit Fees. MJC billed the Company $4,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004. MJC billed the Company $3,000 for the 2003 audit.

         There were no audit related fees in 2004 or 2003. There were no tax fees or other fees in 2004 or 2003.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2003.

         All audit work was performed by the auditors' full time employees.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 26, 2005

                                          JOINTLAND DEVELOPMENT, INC.

                                     By:  /s/ Kexi Xu
                                          ----------------------------------
                                          Kexi Xu, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


     Signature                          Title                             Date
     ---------                          -----                             ----
/s/ Xu                                  President/Director
---------------------------------       & Chief Executive Officer          April 25, 2005
Kexi Xu


Directors:


/s/ Kexi Xu
---------------------------------                                          April 25, 2005
Kexi Xu


/s/ Yi Tung Alice Anastasia Chan
---------------------------------                                          April 25, 2005
Yi Tung Alice Anastasia Chan

                           JOINTLAND DEVELOPMENT, INC.

                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)

                              Financial Statements
                           December 31, 2004 and 2003

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Jointland Development, Inc.
Hong Kong


We have audited the accompanying balance sheets of Jointland Development, Inc., (Formerly Global Assets & Services, Inc.) (a development stage company), as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period from May 25, 1988 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JLDV, Inc., (a development stage company) as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and the period May 25, 1988 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
April 14, 2005


                                  JOINTLAND DEVELOPMENT, INC.
                           (Formerly Global Assets & Services, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          December 31,

                                                                                              2004               2003
                                                                                         ----------------   ---------------
ASSETS;

Current Assets:
    Cash                                                                                       $ 58,879          $    332
                                                                                         ----------------   ---------------

        Total Current Assets                                                                     58,879               332
                                                                                         ----------------   ---------------

TOTAL ASSETS                                                                                   $ 58,879             $ 332
                                                                                         ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts Payable and Accrued Liabilities                                                        $ -          $ 21,795
    Notes Payable                                                                               230,198            31,175
                                                                                         ----------------   ---------------

        Total Current Liabilities                                                               230,198            52,970
                                                                                         ----------------   ---------------

Stockholders Equity:
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 1,979,965 shares issued and outstanding                                       1,981               630
        in 2004 629,955 shares outstanding in 2003
    Additional Paid-In Capital                                                                3,480,670         3,044,520
    Deficit accumulated during the
      development stage                                                                      (3,653,970)       (3,097,788)
                                                                                         ----------------   ---------------

        Total Stockholders Equity (Deficit)                                                    (171,319)          (52,638)
                                                                                         ----------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $ 58,879            $  332
                                                                                         ================   ===============


   The accompanying notes are an integral part of these financial statements.


                                          JOINTLAND DEVELOPMENT, INC.
                                   (Formerly Global Assets & Services, Inc.)
                                         (A Development Stage Company)
                                            Statements of Operations

                                                                                                               May 25,
                                                                                                                 1988
                                                         Year Ended                                         (Inception) to
                                                        December 31,                                         December 31,
                                                            2004                   2003                          2004
                                                      -----------------      -----------------             -----------------
Revenue:
    Revenue                                                  $       -                    $ -                     $ 846,545
    (Less) Cost of Sales                                             -                      -                      (336,524)
                                                      -----------------      -----------------             -----------------
Total Income                                                         -                      -                       510,021
                                                      -----------------      -----------------             -----------------
Operating Expenses
    Doubtful Accounts                                                -                      -                        34,469
    Consultants Fees                                           492,347                265,600                     2,189,459
    Legal and Accounting Fees                                   43,265                 20,125                       160,473
    Advertising                                                      -                      -                        14,542
    Directors and Officers Fees                                      -                435,000                     1,409,500
    Telephone                                                        -                  2,596                        30,412
    Travel                                                           -                 11,909                        19,409
    Rent                                                             -                  5,498                        52,594
    Other General Expenses                                      20,570                  5,406                       249,077
                                                      -----------------      -----------------             -----------------
Total Expenses                                                 556,182                746,134                     4,159,935
                                                      -----------------      -----------------             -----------------
Net Loss From Operations                                      (556,182)              (746,134)                   (3,649,914)
                                                      -----------------      -----------------             -----------------
Other Income
      Interest Expense                                               -                      -                        (8,577)
      Interest Income                                                -                      -                         4,021
                                                      -----------------      -----------------             -----------------
Net Loss                                                 $    (556,182)            $ (746,134)                 $ (3,654,470)
                                                      =================      =================             =================

Per Share Information:

Weighted average number
    of common shares outstanding                             1,779,965                629,955
                                                      -----------------      -----------------
Net Gain (Loss) per common share                              $ (0.31)               $ (1.00)
                                                      =================      =================

   The accompanying notes are an integral part of these financial statements.


                                          JOINTLAND DEVELOPMENT, INC.
                                   (Formerly Global Assets & Services, Inc.)
                                         (A Development Stage Company)
                                         Stockholders' Equity (Deficit)
                                               December 31, 2004

                                                                                                    Deficit
                                                       COMMON STOCKS           Additional          Accum. During         Total
                                                                                 Paid-In          Development        Stockholders'
                                                # of Shares        Amount        Capital             Stage          Equity (Deficit)
                                                -------------    -----------  --------------     --------------     ----------------
Balance - December 31, 1997                           87,955             88         208,875           (208,963)                 -
                                                -------------    -----------  --------------     --------------     --------------
Balance - December 31, 1998                           87,955             88         208,875           (208,963)                 -
                                                -------------    -----------  --------------     --------------     --------------
Balance - December 31, 1999                           87,955             88         208,875           (208,963)                 -
                                                -------------    -----------  --------------     --------------     --------------
Balance - December 31, 2000                           87,955             88         208,875           (208,963)                 -
                                                -------------    -----------  --------------     --------------     --------------
Issuance of stock for services 12/11                  68,000             68           3,332                  -              3,400
Loss for year                                              -              -               -            (39,462)           (39,462)
                                                -------------    -----------  --------------     --------------     --------------
Balance - December 31, 2001                          155,955            156         212,207           (248,425)           (36,062)
                                                -------------    -----------  --------------     --------------     --------------
Issuance of stock for cash 3/28                          400              1           1,999                  -              2,000
Issuance of stock for services 3/28                  136,000            136         679,864                  -            680,000
Issuance of stock for services 4/2                    20,000             20          99,980                  -            100,000
Issuance of stock for services 6/18                   10,000             10          49,990                  -             50,000
Issuance of stock for services 7/12                   14,200             14          71,023                  -             71,037
Issuance of stock for Asset Acquisition 8/12          35,000             35         656,215                  -            656,250
Issuance of stock for services 8/12                   11,800             12          58,988                  -             59,000
Issuance of stock for cash 9/18                        1,600              1          19,999                  -             20,000
Issuance of stock for services 10/15                  98,900             99         494,401                  -            494,500
Loss for year                                              -              -               -         (2,103,229)        (2,103,229)
                                                -------------    -----------  --------------     --------------     --------------
Balance - December 31, 2002                          483,855            484       2,344,666         (2,351,654)            (6,504)
                                                -------------    -----------  --------------     --------------     --------------
Issuance of stock for services 1/15                   55,500             55         254,945                  -            255,000
Issuance of stock for services 3/11                   52,600             53         254,947                  -            255,000
Issuance of stock for services 4/20                    2,000              2           9,998                  -             10,000
Issuance of stock for services 5/28                   36,000             36         179,964                  -            180,000
Loss for year                                              -              -               -           (746,134)          (746,134)
                                                -------------    -----------  --------------     --------------     --------------
Balance - December 31, 2003                          629,955            630       3,044,520         (3,097,788)           (52,638)
                                                -------------    -----------  --------------     --------------     --------------
Issuance of stock for cash                         1,000,000          1,000         249,000                  -            250,000
Issuance of stock for services                       150,000            150          37,350                  -             37,500
Split Adjustment                                          10              1               -                  -                  1
Issuance of Stock for cash                           200,000            200         149,800                  -            150,000
Loss for year                                              -              -               -           (556,182)          (556,182)
                                                -------------    -----------  --------------     --------------     --------------
Balance - December 31, 2004                        1,979,965        $ 1,981      $3,530,870        $(3,653,970)        $ (171,319)
                                                =============    ===========  ==============     ==============     ==============

All stocks shown reflect a 1 for 50 reverse stock split

   The accompanying notes are an integral part of these financial statements.


                                          JOINTLAND DEVELOPMENT, INC.
                                   (Formerly Global Assets & Services, Inc.)
                                         (A Development Stage Company)
                                         Stockholders' Equity (Deficit)
                                               December 31, 2004



                                                                                                         May 25, 1988
                                                                           Year Ended                   (Inception) to
                                                                           December 31,                  December 31,
                                                                    2004                2003                 2004
                                                               ---------------     ---------------     -----------------
Cash Flows from Operating Activities:

     Net Loss                                                   $ (556,182)          $ (746,134)         $  (3,653,970)

     Issuance of common stock for services                          37,500              700,000              2,195,437
     Adjustments to reconcile net loss to cash used in
        operating activities:
     Increase (decrease) in accounts payable                       (21,795)              13,926                      -
                                                               ---------------     ---------------     -----------------
Net Cash Used by Operating Activities                             (540,477)             (32,208)            (1,458,533)
                                                               ---------------     ---------------     -----------------
Cash Flows from Financing Activities:

Proceeds from Notes Payble                                         199,023               31,175                380,198
Issuance of common stock for Asset Acquisition                           -                    -                656,250
Issuance of common stock                                           400,001                    -                480,964
                                                               ---------------     ---------------     -----------------
Net Cash Provided by Financing Activities                          599,024               31,175              1,517,412
                                                               ---------------     ---------------     -----------------
Net Increase (Decrease) in Cash & Cash Equivalents                  58,547               (1,033)                58,879

Beginning Cash & Cash Equivalents                                      332                1,365                      -
                                                               ---------------     ---------------     -----------------
Ending Cash & Cash Equivalents                                    $ 58,879              $   332              $  58,879
                                                               ===============     ===============     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                          $   -                 $  -                $ 8,577
                                                               ===============     ===============     =================
     Cash paid for Income Taxes                                      $   -                 $  -                  $   -
                                                               ===============     ===============     =================

NON-CASH TRANSACTIONS
     Common stock issued in exchange for services                 $ 37,500           $  700,000           $  2,195,437
                                                               ===============     ===============     =================


   The accompanying notes are an integral part of these financial statements.

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

Organization:
------------

Art, Music and Entertainment, Inc. ("Company") (formerly Chatham International, Inc.) was organized originally as Cornerstone Capital, Inc., under the laws of the State of Florida as a corporation on May 25, 1988. On September 22, 1990 the Company changed its name to Chatham International, Inc. On April 5, 1996 the Board of Directors of the Company authorized the name of Company to be changed from Chatham International, Inc. to Art, Music and Entertainment, Inc., in connection with a merger, discussed elsewhere herein, with an entity of the same name. Such change was filed with the Secretary of State of Florida on July 18, 1996. On July 24, 2001 the Board of Directors met in a special meeting to authorize the name change to Global Assets and Services, Inc. On December 27, 2004 Global Assets & Services, Inc. filed a name change with the State of Florida, the new name of the corporation is Jointland Development, Inc. with offices in Hong Kong.

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

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004




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

Deferred tax assets
         Net operating loss carryforwards                $   3,653,970
         Valuation allowance                                (3,653,970)
                                                         --------------
         Net deferred tax assets                         $           0
                                                         ==============

At December 31, 2004, the Company had net operating loss carryforwards of approximately $3,653,970 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2004, the Company issued 7,500,000 shares of common stock for compensation for consulting fees and 50,000,000 shares of common stock for cash and 10 shares of common stock for director compensation. On December 16, 2004, the Board of Directors authorized a reverse stock split of 1 for 50, this is reflected in the equity report.

Note 4 - Segment Information:
         -------------------

Jointland Development, Inc. operates primarily in a single operating segment, the asset management and capital raising business.

Note 5 - Subsequent Event:
         ----------------

In January 2005 the Company started negotiations to purchase a portion of Anhui Zhongan Real Estate Development Co., LTD, a real estate development company in China.

Note 6 - Going Concern:
         -------------

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2004 of $3,653,970.

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

Note 7 - Financial Accounting Developments:
         ---------------------------------
Recent Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004



Note 7 - Financial Accounting Developments (Cont)
         ----------------------------------------

In December 2003, the FASB issued FASB Interpretation No. 146 (revised December 2003, "Consolidation of Variable Interest Entities" (FIN No. 146R), which addresses how a business enterprise should evaluated whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 46 R to variable interests in variable interest entities (VIEs') created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 146R that was created before January 1, 2004, the assets, liabilities, and non-controlling interest of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and evaluate the effect that the adoption of SFAS 123R will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter." This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 7 - Financial Accounting Developments (Cont)
         ----------------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive asserts that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

Note 8 - Notes Payable - Related Parties:
         -------------------------------

  Note payable to Praire Direct Holding, money advanced to
  pay expenses of Company, non-interest bearing, due upon demand.        230,749
                                                                       ---------

                             Total Notes Payable                        $230,749
                                                                        ========