Form 10QSB
period 2005-03-31
JOINTLAND DEVELOPMENT, INC.
filed 2005-05-20
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
                                                       0-30145
March 31, 2005                                         33-41063-A

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

         Rooms 103-8, 12th Floor, Hang Seng Bldg., No. 77 Des Voeux Road
                           Central, Hong Kong, China
---------------------------------------------------------------------
(Address of principal Executive Offices                     Zip Code)

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

                         1,979,965 as of March 31, 2005

                        PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (UNAUDITED)

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Jointland Development, Inc.
Hong Kong


We have reviewed the accompanying balance sheet of Jointland Development, Inc. for March 31, 2005 and the related statement of operations and cash flows for the three-months ended March 31, 2005 and 2004, and May 25, 1988 (inception) to March 31, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 14, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
May 11, 2005


                          JOINTLAND DEVELOPMENT, INC.
                  (Formerly Global Assets and Services, Inc.)
                         (A Development Stage Company)
                                 Balance sheets
                                  (Unaudited)

                                                                               March 31,                December 31,
                                                                                  2005                      2004
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                             $ 15,521                   $ 58,879
                                                                            -----------------         ------------------

      Total current assets                                                            15,521                     58,879
                                                                            -----------------         ------------------

Other assets:
   Prepaid Expenses                                                                    6,431                          -
                                                                            -----------------         ------------------

      Total other assets                                                               6,431                          -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                        $ 21,952                   $ 58,879
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 39,963                        $ -
   Notes Payable - Shareholder                                                       230,749                    230,198
                                                                            -----------------         ------------------

Total Current Liabilities                                                            270,712                    230,198
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $0.001 Par Value, 100,000,000 shares                                     1,981                      1,981
   authorized, 1,979,965 shares issued and outstanding
   in 2005 and 2004.
Additional Paid-In Capital                                                         3,480,670                  3,480,670
Deficit accumulated during the development stage                                  (3,731,411)                (3,653,970)
                                                                            -----------------         ------------------

                                                                                    (248,760)                  (171,319)
                                                                            -----------------         ------------------
Total Stockholders' Deficit
                                                                                    $ 21,952                   $ 58,879
                                                                            =================         ==================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY



                                 See Accountants Review Report


                                  JOINTLAND DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)


                                                                                      May 25, 1988
                                                  Three-Months Ended                 (Inception) to
                                             March 31,                                 March 31,
                                                2005               2004                   2005
                                           ---------------     --------------       -----------------
Revenue
   Revenue                                            $ -                $ -               $ 846,545
   (Less) Cost of Sales                                 -                  -                (336,524)
                                           ---------------     --------------       -----------------
Total Income                                            -                  -                 510,021
                                           ---------------     --------------       -----------------
Operating Expenses
   Doubtful Accounts                                    -                  -                  34,469
   Consultant Fees                                      -                  -               2,189,459
   Legal & Accounting                              74,879                  -                 235,352
   Advertising                                          -                  -                  14,542
   Directors and Officers Fees                          -                  -               1,409,500
   Telephone                                            -                  -                  30,412
   Travel                                           2,527                  -                  21,936
   Rent                                                 -                  -                  52,594
   Other General Expenses                              35                  -                 249,112
                                           ---------------     --------------       -----------------
Total Expenses                                     77,441                  -               4,237,376
                                           ---------------     --------------       -----------------
Net Loss From Operations                          (77,441)                 -              (3,727,355)
                                           ---------------     --------------       -----------------
Other Income
   Interest Expense                                     -                  -                  (8,577)
   Interest Income                                      -                  -                   4,021
                                           ---------------     --------------       -----------------
Net Loss                                        $ (77,441)               $ -            $ (3,731,911)
                                           ===============     ==============       =================

Per Share Information:

   Weighted average number of
     common shares outstanding                  1,979,965          1,979,965

Net Loss per Common Share                       $ (0.04)               *
                                           ===============     ==============

* Less than $.01


                                 See Accountants Review Report


                                  JOINTLAND DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)


                                                                                                             May 25, 1988
                                                                            Three-Months Ended              (Inception) to
                                                                                 March 31,                     March 31,
                                                                          2005               2004                2005
                                                                     ---------------     -------------     -----------------
Cash Flows from Operating Activities:
Net Loss                                                                  $ (77,441)              $ -          $ (3,731,411)

Issuance of stock for services                                                    -                 -             2,195,437
Adjustments to reconcile net loss to cash used in
   operating activities:
      (Increase) in prepaid expenses                                         (6,431)                -                (6,431)
      Increase in accounts payable                                           39,963                 -                39,963
                                                                     ---------------     -------------     -----------------
Net Cash Flows Used by Operating Activities                                 (43,909)                -            (1,502,442)
                                                                     ---------------     -------------     -----------------
Cash Flows from Financing Activities:
   Prodeeds from Notes Payable                                                  551                 -               230,749
   Issuance of Common Stock for Asset Acquisition                                 -                 -               656,250
   Issuance of Common Stock                                                       -                 -               630,964
                                                                     ---------------     -------------     -----------------
Net Cash Flows Provided by Financing Activities                                 551                 -             1,517,963
                                                                     ---------------     -------------     -----------------
Net Increase (Decrease) in Cash                                             (43,358)                -                15,521
                                                                     ---------------     -------------     -----------------
Cash and cash equivalents - Beginning of period                              58,879               332                     -
                                                                     ---------------     -------------     -----------------
Cash and cash equivalents - End of period                                  $ 15,521             $ 332              $ 15,521
                                                                     ===============     =============     =================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                    $ -               $ -               $ 8,577
                                                                     ===============     =============     =================
      Cash paid for Income Taxes                                                $ -               $ -                   $ -
                                                                     ===============     =============     =================

Non-Cash Transactions
      Common stock issued in exchange for services                              $ -               $ -            $2,157,937
                                                                     ===============     =============     =================


                                 See Accountants Review Report


                                  JOINTLAND DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Additonal          During the
                                                      Common Stock                 Paid-In           Development
                                               # of Shares        Amount           Capital            Stage             Totals
                                              --------------   -------------    --------------    --------------    ----------------
Balance - December 31, 1997                          87,955              88           208,875          (208,963)                  -
                                              --------------   -------------    --------------    --------------    ----------------
Balance - December 31, 1998                          87,955              88           208,875          (208,963)                  -
                                              --------------   -------------    --------------    --------------    ----------------
Balance - December 31, 1999                          87,955              88           208,875          (208,963)                  -
                                              --------------   -------------    --------------    --------------    ----------------
Balance - December 31, 2000                          87,955              88           208,875          (208,963)                  -
                                              --------------   -------------    --------------    --------------    ----------------
Issuance of stock for services 12/11                 68,000              68             3,332                 -               3,400
Loss for year                                             -               -                 -           (39,462)            (39,462)
                                              --------------   -------------    --------------    --------------    ----------------
Balance - December 31, 2001                         155,955             156           212,207          (248,425)            (36,062)
                                              --------------   -------------    --------------    --------------    ----------------
Issuance of stock for cash 3/28                         400               1             1,999                 -               2,000
Issuance of stock for services 3/28                 136,000             136           679,864                 -             680,000
Issuance of stock for services 4/2                   20,000              20            99,980                 -             100,000
Issuance of stock for services 6/18                  10,000              10            49,990                 -              50,000
Issuance of stock for services 7/12                  14,200              14            71,023                 -              71,037
Issuance of stock for Asset Acquisition 8/12         35,000              35           656,215                 -             656,250
Issuance of stock for services 8/12                  11,800              12            58,988                 -              59,000
Issuance of stock for cash 9/18                       1,600               1            19,999                 -              20,000
Issuance of stock for services 10/15                 98,900              99           494,401                 -             494,500
Loss for year                                             -               -                 -        (2,103,229)         (2,103,229)
                                              --------------   -------------    --------------    --------------    ----------------
Balance - December 31, 2002                         483,855             484         2,344,666        (2,351,654)             (6,504)
                                              --------------   -------------    --------------    --------------    ----------------
Issuance of stock for services 1/15                  55,500              55           254,945                 -             255,000
Issuance of stock for services 3/11                  52,600              53           254,947                 -             255,000
Issuance of stock for services 4/20                   2,000               2             9,998                 -              10,000
Issuance of stock for services 5/28                  36,000              36           179,964                 -             180,000
Loss for Year                                             -               -                 -          (746,134)           (746,134)
                                              --------------   -------------    --------------    --------------    ----------------
Balance - December 31, 2003                         629,955             630         3,044,520        (3,097,788)            (52,638)
                                              --------------   -------------    --------------    --------------    ----------------
Issuance of stock for cash                        1,000,000           1,000           249,000                 -             250,000
Issuance of stock for services                      150,000             150            37,350                 -              37,500
Issuance of stock for services                           10               1                 -                 -                   1
Issuance of stock for cash                          200,000             200           149,800                 -             150,000
Loss for Year                                             -               -                 -          (556,182)           (556,182)
                                              --------------   -------------    --------------    --------------    ----------------
Balance - December 31, 2004                       1,979,965           1,981         3,480,670        (3,653,970)           (171,319)
                                              --------------   -------------    --------------    --------------    ----------------
Loss for Period                                           -               -                 -           (77,441)            (77,441)
                                              --------------   -------------    --------------    --------------    ----------------
Balance - March 31. 2005                          1,979,965         $ 1,981        $3,480,670       $(3,731,411)         $ (248,760)
                                              ==============   =============    ==============    ==============    ================


                                         See Accountants Review Report

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Jointland Development, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three-months ended March 31, 2005 and 2004, and May 25, 1988 (inception) to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS
        ----------------------------------------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO SAME PERIOD IN 2004

Subsequent to the change in control of the Company in or about September 2004, the new management of the Company had been engaging itself to seek for opportunities for the purposes of investing in real estate development projects in the People's Republic of China ("PRC").

In or about [October 2004], the Company began negotiation with a real estate project company by the name of Anhui Zhongan Real Estate Exploiting Co. Ltd. ("Anhui Zhongan") pursuant to which the Company would acquire the entire interest of an entity which is the holder of a majority interest in Anhui Zhongan, itself being the developer of a substantial real estate residential development project in the city of Hebei City in the Anhui Province in the PRC. Such project as has been carried out by Anhui Zhongan comprises of parcels of land and residential buildings constructed thereon. As at the date of this quarterly report, the Company is still in the course of negotiating the terms and conditions as set out in the relevant documentation in respect such acquisi-tion.

Apart from the abovementioned proposed acquisition, the Company has, since November 2004, also been interested in investing in the development of another real estate development to be carried out in a location adjacent to the parkland along the Qiantang River and the proposed Central Park of Qianjang New Century City within the new Xiaoshan City District in Hangzhou in the PRC. According to a detailed project development plans prepared by a firm of architects engaged by the Company, the project has been organized into five quadrants: an internation-al office and consulate zone, a hotel and serviced apartment zone, a Chinese trade and office centre zone and the residential zone. The site where this project relates to covers an area of close to [300,000] m2 with an estimated gross floor areas of almost [1.8] million m2. Presently the Company is in the process of, amongst other matters, seeking the necessary project financing for the development of this project.

Professional and other fees have been incurred in performing due diligence review, planning, obtaining all necessary financial information, preparation of documentation as well as conducting negotiations with various parties in connection with the Company's potential investment in the aforementioned business ventures.

The Company incurred general expenses of $77,441 for the three month period in 2004 compared to $0 in 2004. There were no revenues for the period in 2005 or 2004. The Company recorded a net loss of ($77,441) in the period in 2005 compared to no loss in 2004. The net loss per share was ($0.04) in the period in 2005 compared to a nominal loss in 2004. The largest components of the operating expenses in 2005 in the quarter were $74,879 in legal and accounting fees and $2,527 in directors and officers fees.

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

Going Concern

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


Need for Additional Financing

     The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses.

     If future revenue declines, or operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, nor financial resources or plans to enter any other business as of this date.

     The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.

ITEM 3.  CONTROLS AND PROCEEDURES

         The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

         The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------    -----------------------------------------------------------

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
-------    -------------------------------

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

           None


ITEM 5.    OTHER INFORMATION
-------    -----------------

           None


ITEM 6.    EXHIBITS
-------    --------

           None

                          JOINTLAND DEVELOPMENT, INC.
                    formerly GLOBAL ASSETS & SERVICES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             JOINTLAND DEVELOPMENT, INC.



Date: May 13, 2005                           /s/ Kexi Xu
                                             -----------------------------------
                                             Kexi Xu, President