Form 10QSB
period 2005-06-30
JOINTLAND DEVELOPMENT, INC.
filed 2005-08-23
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
                                                       0-30145
June 30, 2005                                          33-41063-A


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

                          1,979,965 as of June 30, 2005

                        GLOBAL ASSETS AND SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, pC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Jointland Development, Inc.
Hong Kong

We have reviewed the accompanying balance sheet for Jointland Development Inc. (a development stage company) for June 30, 2005 and the related statements of operations for the three and six-months ended June 30, 2005, and for the period from May 25, 1988 (inception) to June 30, 2005, stockholders' equity and cash flows for the six-months ended June 30, 2005 and for the period from May 25, 1988 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report is dated April 14, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
August 2, 2005


                             JOINTLAND DEVELOPMENT, INC.
                     (Formerly Global Assets and Services, Inc.)
                            (A Development Stage Company)
                                    Balance Sheets
                                     (Unaudited)

                                                                                    June 30,                December 31,
                                                                                      2005                      2004
                                                                                 ----------------         -----------------
ASSETS:
Current assets:
   Cash                                                                                    $ 709                  $ 58,879
                                                                                 ----------------         -----------------

      Total current assets                                                                   709                    58,879
                                                                                 ----------------         -----------------

TOTAL ASSETS                                                                               $ 709                  $ 58,879
                                                                                 ================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                             $ 36,347                       $ -
   Notes Payable - Shareholder                                                           230,749                   230,198
                                                                                 ----------------         -----------------

      Total current liabilities                                                          267,096                   230,198
                                                                                 ----------------         -----------------

Stockholders' Equity( Deficit):
Common Stock, $0.001 Par Value, 100,000,000 shares                                         1,981                     1,981
   authorized, 1,979,965 shares issued and outstanding
   in 2005 and 2004
Additional Paid-In Capital                                                             3,480,670                 3,480,670
Deficit accumulated during the development stage                                      (3,749,038)               (3,653,970)
                                                                                 ----------------         -----------------

Total Stockholders' Equity (Deficit)                                                    (266,387)                 (171,319)
                                                                                 ----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $ 709                  $ 58,879
                                                                                 ================         =================


                            See Accountants' Review Report


                                  JOINTLANT DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)


                                                                                                         May 25, 1988
                                          Three-Months Ended                 Six-Months Ended           (Inception) to
                                                June 30,                         June 30,                   June 30,
                                         2005             2004            2005             2004              2005
                                     -------------    -------------    ------------     ------------     -------------

Revenue
   Revenue                                    $ -              $ -             $ -              $ -         $ 846,545
   (Less) Cost of Sales                         -                -                                           (336,524)
                                     -------------    -------------    ------------     ------------     -------------
Total Income                                    -                -               -                -           510,021
                                     -------------    -------------    ------------     ------------     -------------
Operating Expenses
   Doubtful Accounts                            -                -               -                -            34,469
   Consultant Fees                         17,590                -          17,590                -         2,207,049
   Legal & Accounting                           -                -          74,879                -           235,352
   Advertising                                  -                -               -                -            14,542
   Directors and Officers Fees                  -                -               -                -         1,409,000
   Telephone                                    -                -               -                -            30,412
   Travel                                       -                -           2,527                -            21,936
   Rent                                         -                -               -                -            52,594
   Business Expenses                           37              250              72              250           249,149
                                     -------------    -------------    ------------     ------------     -------------
Total Expenses                             17,627              250          95,068              250         4,254,503
                                     -------------    -------------    ------------     ------------     -------------
Net Loss From Operations                  (17,627)            (250)        (95,068)            (250)       (3,744,482)
                                     -------------    -------------    ------------     ------------     -------------
Other Income
   Interest Expense                             -                -               -                -            (8,577)
   Interest Income                              -                -               -                -             4,021
                                     -------------    -------------    ------------     ------------     -------------
Net Loss                                $ (17,627)          $ (250)      $ (95,068)          $ (250)      $(3,749,038)
                                     =============    =============    ============     ============     =============

Per Share Information:

   Weighted average number of
     common shares outstanding          1,979,965        1,979,965       1,979,965        1,979,965
                                     -------------    -------------    ------------     ------------
Net Loss per Common Share                  *                *               *                *
                                     =============    =============    ============     ============


                                 See Accountants' Review Report


                                  JOINTLAND DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                                                                                            May 25, 1988
                                                                            Six-Months Ended               (Inception) to
                                                                                June 30,                      June 30,
                                                                         2005               2004                2005
                                                                    ---------------     -------------     -----------------
Cash Flows from Operating Activities:
Net Loss                                                                 $ (95,068)           $ (250)          $(3,749,038)
Issuance of stock for services                                                   -                 -             2,195,438
Adjustments to reconcile net loss to cash used in
    operating activities:
    Increase in accounts payable                                            36,347                 -                36,347
                                                                    ---------------     -------------     -----------------
Net Cash Flows Used by Operating Activities                                (58,721)             (250)           (1,517,253)
                                                                    ---------------     -------------     -----------------
Cash Flows from Financing Activities:
   Proceeds from notes - Shareholders                                          551               188               230,749
   Issuance of Common Stock for Asset Acquisition                                -                 -               656,250
   Issuance of Common Stock                                                      -                 -               630,963
                                                                    ---------------     -------------     -----------------
Net Cash Flows Provided by Financing Activities                                551               188             1,517,962
                                                                    ---------------     -------------     -----------------
Net Increase (Decrease) in Cash                                            (58,170)              (62)                  709
                                                                    ---------------     -------------     -----------------
Cash and cash equivalents - Beginning of period                             58,879               332                     -
                                                                    ---------------     -------------     -----------------
Cash and cash equivalents - End of period                                    $ 709             $ 270                 $ 709
                                                                    ===============     =============     =================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                   $ -               $ -               $ 8,577
                                                                    ===============     =============     =================
      Cash paid for Income Taxes                                               $ -               $ -                   $ -
                                                                    ===============     =============     =================

Non-Cash Transactions
      Common stock issued in exchange for services                             $ -               $ -           $ 2,195,438
                                                                    ===============     =============     =================


                                 See Accountants' Review Report


                                           JOINTLAND DEVELOPMENT, INC.
                                   (Formerly Global Assets and Services, Inc.)
                                          (A Development Stage Company)
                                   Statement of Stockholders' Equity (Deficit)
                                                 June 30, 2005
                                                   (Unaudited)


                                                                                                       Deficit
                                                                                                      Accumulated
                                                                                  Additonal         During the
                                                       Common Stock                Paid-In            Development
                                               # of Shares         Amount          Capital             Stage          Totals
                                               -------------    -------------    -------------     --------------   --------------
Balance - December 31, 1997                          87,955             $ 88        $ 208,875         $ (208,963)             $ -
                                               -------------    -------------    -------------     --------------   --------------
Balance - December 31, 1998                          87,955               88          208,875           (208,963)               -
                                               -------------    -------------    -------------     --------------   --------------
Balance - December 31, 1999                          87,955               88          208,875           (208,963)               -
                                               -------------    -------------    -------------     --------------   --------------
Balance - December 31, 2000                          87,955               88          208,875           (208,963)               -
                                               -------------    -------------    -------------     --------------   --------------
Issuance of stock for services 12/11                 68,000               68            3,332                  -            3,400
Loss for year                                             -                -                -            (39,462)         (39,462)
                                               -------------    -------------    -------------     --------------   --------------
Balance - December 31, 2001                         155,955              156          212,207           (248,425)         (36,062)
                                               -------------    -------------    -------------     --------------   --------------
Issuance of stock for cash 3/28                         400                1            1,999                  -            2,000
Issuance of stock for services 3/28                 136,000              136          679,864                  -          680,000
Issuance of stock for services 4/2                   20,000               20           99,980                  -          100,000
Issuance of stock for services 6/18                  10,000               10           49,990                  -           50,000
Issuance of stock for services 7/12                  14,200               14           71,023                  -           71,037
Issuance of stock for Asset Acquisition 8/12         35,000               35          656,215                  -          656,250
Issuance of stock for services 8/12                  11,800               12           58,988                  -           59,000
Issuance of stock for cash 9/18                       1,600                1           19,999                  -           20,000
Issuance of stock for services 10/15                 98,900               99          494,401                  -          494,500
Loss for year                                             -                -                -         (2,103,229)      (2,103,229)
                                               -------------    -------------    -------------     --------------   --------------
Balance - December 31, 2002                         483,855              484        2,344,666         (2,351,654)          (6,504)
                                               -------------    -------------    -------------     --------------   --------------
Issuance of stock for services 1/15                  55,500               55          254,945                  -          255,000
Issuance of stock for services 3/11                  52,600               53          254,947                  -          255,000
Issuance of stock for services 4/20                   2,000                2            9,998                  -           10,000
Issuance of stock for services 5/28                  36,000               36          179,964                  -          180,000
Loss for Year                                             -                -                -           (746,134)        (746,134)
                                               -------------    -------------    -------------     --------------   --------------
Balance - December 31, 2003                         629,955              630        3,044,520         (3,097,788)         (52,638)
                                               -------------    -------------    -------------     --------------   --------------
Issuance of stock for cash                        1,000,000            1,000          249,000                  -          250,000
Issuance of stock for services                      150,000              150           37,350                              37,500
Issuance of stock for services                           10                1                -                  -                1
Issuance of stock for cash                          200,000              200          149,800                             150,000
Loss for Year                                             -                -                -           (556,182)        (556,182)
                                               -------------    -------------    -------------     --------------   --------------
Balance - December 31, 2004                       1,979,965            1,981        3,480,670         (3,653,970)        (171,319)
                                               -------------    -------------    -------------     --------------   --------------
Loss for Period                                           -                -                -            (95,068)         (95,068)
                                               -------------    -------------    -------------     --------------   --------------
Balance - June 30, 2005                           1,979,965          $ 1,981       $3,480,670        $(3,749,038)      $ (266,387)
                                               =============    =============    =============     ==============   ==============

                                         See Accountants' Review Report

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Global Assets and Services, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six-months ended June 30, 2005 and for the period May 25, 1988 (inception) through June 30, 2005, and the related cash flows for the six-months ended June 30, 2005 and the period May 25, 1988 (inception) through June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2005 COMPARED TO THE QUARTER ENDED JUNE 30, 2004

The Company had no revenues in the quarter in 2005 or 2004. The Company incurred expenses and general and administrative costs for the quarter in 2005 of $17,627 compared to $250 in 2004. The Company recorded a net loss in the period in 2005 of ($17,627) and a loss of of ($250) in 2004. The net loss per share was nominal in the period in 2005 and in 2004. The largest components of the operating expenses in 2005 in the quarter were $17,590 in consultant fees and $37 in business expenses. In the quarter in 2004, the $50 expense was for business expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2004

The Company had no revenues in the six month period in 2005 or 2004. The Company incurred a total of $95,068 in expenses in the period in 2005 compared to $250 in the same period in 2004. The significant increase in expenses occurred in 2005 due $17,500 in consulting fees and $74,879 for legal and accounting. The Company incurred a loss of ($95,068) in the period in 2005 compared to a loss of ($250) in the period in 2004. The net loss per share was nominal in 2005 and in 2004.

The Company expects the trend of losses to continue at the present rate until it can generate revenues.

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

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, current debt in excess of $267,096, all of which is current, minimal cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $707 cash capital at the end of the period, which is insufficient for any significant operations. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans, or make private placements of stock. The Company is seeking capital sources for investment, there is no assurance that sources can be found.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($266,387) approximately at June 30, 2005. The Company has minimal current assets and no other assets at June 30, 2005.

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


ITEM 3.  CONTROLS AND PROCEEDURES

A. Evaluation of Disclosure Controls and Procedures:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

B. Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have significantly affected these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.


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

           A.   Reports on Form 8-K:

                        8-K filed on April 28, 2005

           B.   Exhibits

                        31 Sarbanes Oxley Certification

                        32 Sarbanes Oxley Certification

                           JOINTLAND DEVELOPMENT, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             JOINTLAND DEVELOPMENT, INC.



Date: August 23, 2005                        /s/ Kexi Xu
                                             -----------------------------------
                                             Kexi Xu, President