Form 10QSB
period 2005-09-30
JOINTLAND DEVELOPMENT, INC.
filed 2005-11-22
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
-----------------                                     ----------------------
                                                       0-30145
September 30, 2005                                     33-41063-A

                           JOINTLAND DEVELOPMENT, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


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

                       1,979,965 as of September 30, 2005

Item 1.  Financial Statements





                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                               September 30, 2005
                                   (UNAUDITED)

Jaspers + Hall, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Ave., #100
Denver, CO 80237
303-796-0099

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
August 2, 2005


                                  JOINTLAND DEVELOPMENT, INC.
                           (Formerly Global Assets and Services, Inc.
                                  (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                               Unaudited
                                                                             September 30,              December 31,
                                                                                  2005                      2004
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 677                   $ 58,879
                                                                            -----------------         ------------------

      Total current assets                                                               677                     58,879
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                           $ 677                   $ 58,879
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 38,677                        $ -
   Notes Payable - Shareholder                                                       237,389                    230,198
                                                                            -----------------         ------------------

Total Current Liabilities                                                            276,066                    230,198
                                                                            -----------------         ------------------

Stockholders' Equity (Deficit):
Common Stock, $.001 Par Value, 100,000,000 shares
   authorized, 1,979,965 shares issued and outstanding                                 1,981                      1,981
   in September 30, 2005 and December 31, 2004
Additional Paid-In Capital                                                         3,480,670                  3,480,670
Deficit accumulated during the development stage                                  (3,758,040)                (3,653,970)
                                                                            -----------------         ------------------

Total Stockholders' Equity (Deficit)                                                (275,389)                  (171,319)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 677                   $ 58,879
                                                                            =================         ==================

                         See Accountant's Review Report.



                                          JOINTLAND DEVELOPMENT, INC.
                                   (Formerly Global Assets and Services, Inc.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)


                                                                                                              May 25, 1988
                                          Three-Months Ended                   Nine-Months Ended             (Inception) to
                                             September 30,                       September 30,                September 30,
                                         2005             2004               2005             2004                2005
                                     -------------     ------------      -------------     ------------      ---------------
Revenue
   Revenue                                    $ -              $ -                $ -              $ -            $ 846,545
   (Less) Cost of Sales                         -                -                  -                -             (336,524)
                                     -------------     ------------      -------------     ------------      ---------------
Total Income                                    -                -                  -                -              510,021

Operating Expenses
   Doubtful Accounts                            -                -                  -                -               34,469
   Consultant Fees                              -          193,637             17,590          193,637            2,207,049
   Legal & Accounting                       8,970           40,975             83,849           40,975              244,322
   Advertising                                  -                -                  -                -               14,542
   Directors & Officers Fees                    -                -                  -                -            1,409,000
   Telephone                                    -                -                  -                -               30,412
   Travel                                       -                -              2,527                -               21,936
   Rent                                         -                -                  -                -               52,594
   Business Expenses                           32                -                104              250              249,181
                                     -------------     ------------      -------------     ------------      ---------------
Total Expenses                              9,002          234,612            104,070          234,862            4,263,505
                                     -------------     ------------      -------------     ------------      ---------------
Net Loss From Operations                   (9,002)        (234,612)          (104,070)        (234,862)          (3,753,484)
                                     -------------     ------------      -------------     ------------      ---------------
Other Income
   Interest Expense                             -                -                  -                -               (8,577)
   Interest Income                              -                -                  -                -                4,021
                                     -------------     ------------      -------------     ------------      ---------------
Net Loss                                 $ (9,002)       $(234,612)        $ (104,070)       $(234,862)        $ (3,758,040)
                                     =============     ============      =============     ============      ===============

Per Share Information:

   Weighted average number of
     common shares outstanding          1,979,965        1,975,965          1,979,965        1,975,965
                                     -------------     ------------      -------------     ------------
Net Loss per Common Share              $ (0.01)          $ (0.12)          $ (0.06)          $ (0.12)
                                     =============     ============      =============     ============

* Less than $.01

                         See Accountant's Review Report



                                   JOINTLAND DEVELOPMENT, INC.
                           (Formerly Global Assets and Services, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                                           (Unaudited)


                                                                                                            May 25, 1988
                                                                            Nine-Months Ended              (Inception) to
                                                                               September 30,                September 30,
                                                                         2005               2004                2005
                                                                     --------------     --------------    ------------------

Cash Flows from Operating Activities:
Net Loss                                                                 $(104,070)         $(234,862)         $ (3,758,040)
   Stocks issued for services                                                    -             37,500             2,195,438
Adjustments to reconcile net loss to cash
   used in operating activities:
   Increase (decrease) in accounts payable                                  38,677            (21,795)               38,677
                                                                     --------------     --------------    ------------------
Net Cash Flows Used by Operating Activities                                (65,393)          (219,157)           (1,523,925)
                                                                     --------------     --------------    ------------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Shareholder                                 7,191              1,000               237,389
   Issuance of Stock for Asset Acquisition                                       -                  -               656,250
   Issuance of Common Stock for cash                                             -            250,000               630,963
                                                                     --------------     --------------    ------------------
Net Cash Flows Provided by Financing Activities                              7,191            251,000             1,524,602
                                                                     --------------     --------------    ------------------
Net Increase (Decrease) in Cash                                            (58,202)            31,843                   677
                                                                     --------------     --------------    ------------------
Cash and cash equivalents - Beginning of period                             58,879                332                     -
                                                                     --------------     --------------    ------------------
Cash and cash equivalents - End of period                                    $ 677           $ 32,175                 $ 677
                                                                     ==============     ==============    ==================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                   $ -                $ -                   $ -
                                                                     ==============     ==============    ==================
      Cash paid for Income Taxes                                               $ -                $ -                   $ -
                                                                     ==============     ==============    ==================

Non-Cash Transactions
    Common stock issued for services                                           $ -           $ 37,500           $ 2,195,437
                                                                     ==============     ==============    ==================



                                           JOINTLAND DEVELOPMENT, INC.
                                   (Formerly Global Assets and Services, Inc.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                               September 30, 2005
                                                  (Unaudited)

                                                                                                   Deficit
                                                                                                  Accumulated
                                                                                Additonal         During the
                                                     Common Stock                Paid-In          Development
                                             # of Shares        Amount           Capital             Stage              Totals
                                            --------------   --------------    -------------     --------------     ---------------
Balance - December 31, 1997                        87,955               88          208,875           (208,963)                  -
                                            --------------   --------------    -------------     --------------     ---------------
Balance - December 31, 1998                        87,955               88          208,875           (208,963)                  -
                                            --------------   --------------    -------------     --------------     ---------------
Balance - December 31, 1999                        87,955               88          208,875           (208,963)                  -
                                            --------------   --------------    -------------     --------------     ---------------
Balance - December 31, 2000                        87,955               88          208,875           (208,963)                  -
                                            --------------   --------------    -------------     --------------     ---------------
Stock issued for services 12/11                    68,000               68            3,332                  -               3,400
Net Loss for year                                       -                -                -            (39,462)            (39,462)
                                            --------------   --------------    -------------     --------------     ---------------
Balance - December 31, 2001                       155,955              156          212,207           (248,425)            (36,062)
                                            --------------   --------------    -------------     --------------     ---------------
Stock issued for cash 3/28                            400                1            1,999                  -               2,000
Stock issued for services 3/28                    136,000              136          679,864                  -             680,000
Stock issued for services 4/2                      20,000               20           99,980                  -             100,000
Stock issued for services 6/18                     10,000               10           49,990                  -              50,000
Stock issued for services 7/12                     14,200               14           71,023                  -              71,037
Stock issued for Asset Acquistion 8/12             35,000               35          656,215                  -             656,250
Stock issued for services 8/12                     11,800               12           58,988                  -              59,000
Stock issued for cash 9/18                          1,600                1           19,999                  -              20,000
Stock issued for cash 10/15                        98,900               99          494,401                  -             494,500
Net Loss for Year                                       -                -                -         (2,103,229)         (2,103,229)
                                            --------------   --------------    -------------     --------------     ---------------
Balance - December 31, 2002                       483,855              484        2,344,666         (2,351,654)             (6,504)
                                            --------------   --------------    -------------     --------------     ---------------
Stock issued for services 1/15                     55,500               55          254,945                  -             255,000
Stock issued for services 3/11                     52,600               53          254,947                  -             255,000
Stock issued for services 4/20                      2,000                2            9,998                  -              10,000
Stock issued for services 5/28                     36,000               36          179,964                  -             180,000
Loss for Year                                           -                -                -           (746,134)           (746,134)
                                            --------------   --------------    -------------     --------------     ---------------
Balance - December 31, 2003                       629,955              630        3,044,520         (3,097,788)            (52,638)
                                            --------------   --------------    -------------     --------------     ---------------
Stock Issued for Cash 9/15                      1,000,000            1,000          249,000                  -             250,000
Stock Issued for Services 9/15                    150,000              150           37,350                  -              37,500
Stock Issued for Services 10/01                        10                1                -                  -                   1
Stock Issued for Cash 10/14                       200,000              200          149,800                  -             150,000
Loss for Year                                           -                -                -           (556,182)           (556,182)
                                            --------------   --------------    -------------     --------------     ---------------
Balance - December 31, 2004                     1,979,965            1,981        3,480,670         (3,653,970)           (171,319)
                                            --------------   --------------    -------------     --------------     ---------------
Loss for Period                                         -                -                -           (104,070)           (104,070)
                                            --------------   --------------    -------------     --------------     ---------------
Balance - September 30, 2005                    1,979,965          $ 1,981       $3,480,670        $(3,758,040)         $ (275,389)
                                            ==============   ==============    =============     ==============     ===============

                         See Accountant's Review Report

                           JOINTLAND DEVELOPMENT, INC.
                   (Formerly Global Assets and Services, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Jointland Development, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine-months ended September 30, 2005 and for the period May 25, 1988 (inception) through September 30, 2005, and the related cash flows for the nine-months ended September 30, 2005 and the period May 25, 1988 (inception) through September 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our industry or in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by the Company should be evaluated in the context of these factors.


Results of Operations for the quarter ended September 30, 2005 compared to
------------------------------------------------------------------------
quarter ended September 30, 2004
--------------------------------

     The Company had no revenue for the period in 2005 or 2004. The company incurred expenses totalling $9,002 in the quarter in 2005 compared to $234,612 in expenses in the quarter in 2004. The expenses in the quarter in 2005 consisted of legal and accounting of $8,970. The company had a net loss of ($9,002) in the quarter in 2005 compared to a ($234,612) loss in the quarter in 2004. The company had a loss per share in the quarter in 2005 of ($.01). The loss per share in the quarter in 2004 was ($.12).

Results of Operations for the Nine Months Ended September 30, 2005 and
----------------------------------------------------------------------
September 30, 2004
------------------

     The Company had no revenues for the nine month period ended September 30 in 2005 or 2004. The Company incurred expenses in the period in 2005 of $104,070 compared to $234,862 in the period in 2004. The company incurred $17,590 in consulting, $83,849 in legal and accounting fees, $2,527 in travel in 2005 compared to $193,637 in consulting, $40,975 in legal and accounting fees, $1,125 in rent, and $869 in miscellaneous expenses in 2004 in the period. The company had a net loss of ($104,070) in the nine month period in 2005 compared to a net loss of ($234,862) in 2004. The net loss per share was ($.06) for the period in 2005 and ($.12) in 2004.

     The company expects to continue to incur expenses and incur losses for the forseeable future at a similar rate as in the nine month period in 2005. It cannot predict revenues at the date of this report.

Liquidity and Capital Resources
-------------------------------

The Company had $677 cash capital at the end of the period, which is insufficient for any significant operations. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans, or make private placements of stock. The Company is seeking capital sources for investment, there is no assurance that sources can be found.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($275,000) approximately at September 30, 2005. The Company has minimal current assets and no other assets at September 30, 2005.

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

The Company has no plans for any research and development in the next twelve months. The Company has no commitments at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months.


GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for year ended December 31, 2004. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $276,000 of which is all current, minimal in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements.

Item 3. Controls and Procedures
-------------------------------

A. Evaluation of Disclosure Controls and Procedures:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

B. Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have materially affected these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to material deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

           None


ITEM 2.  CHANGES IN SECURITIES
------   ---------------------

           None


ITEM 3.  DEFAULT UPON SENIOR SECURITIES
------   ------------------------------

           None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

           None


ITEM 5.  OTHER INFORMATION
------   -----------------

           None


ITEM 6.  EXHIBITS
-------  --------

           A.   Reports on Form 8-K:

                        No reports on Form 8-K were filed for the period ended September 30, 2005.

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



                                   JOINTLAND DEVELOPMENT, INC.



Date: November 22, 2005            By: /s/ Kexi Xu
                                        -------------------------------------
                                        Kexi Xu, President, CEO, & CFO