Form 10KSB
period 2005-12-31
JOINTLAND DEVELOPMENT, INC.
filed 2006-04-14
CIK 1110283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended:  December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from _________ to _________

                                              Commission File number:  000-30145

                           JOINTLAND DEVELOPMENT, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)


Florida                                        59-3723328
--------                                       ----------
State or Other Jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)              Number)

  7th Floor, New Henry House, No.10 Ice House Street, Central, Hong Kong, China
          ------------------------------------------------------------
               (Address of principal Executive Offices Zip Code)

Registrant's telephone number, including area code: 011 852 2824 0008

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]           No [_]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [X]           No [_]

      State issuer's revenues for its most recent fiscal year. $0

     As of December 31, 2005, 1,979,956 shares of common stock and no shares of preferred stock were outstanding. The aggregate market value of the 779,956 shares of Stock held by non-affiliates of Registrant was $2,519,820 based upon a closing price of $4.00 on December 30, 2005.


     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

     Traditional Small Business Disclosure Format:  Yes [_]  No [X]

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

                                     Part I

Item 1. Description of Business

General Description of Company
------------------------------
History
--------

Jointland Development, Inc., ("the Company" or "JLDV") a Florida corporation was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990 to Chatham International, Inc. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

The Company intended upon completion of the public offering, to commence operations as an export management company and provide a range of business services and assistance to manufacturers desiring to do business in foreign markets. The Company was unsuccessful in its efforts. The Company is presently in the developmental stage.

In April 1996, the Company merged with Chatham International, Inc. The Company changed its name to Art Music and Entertainment, Inc. on April 5, 1996.

The Company utilized most of 1996 to further develop its business plan and acquire the following companies, and develop business plans of each. Certain subsidiaries were acquired under a stock exchange agreement which utilized a $10.00 per share value for its stock.

The Company renegotiated in January 1997 with the former owners of the various assets acquired by the respective classes of convertible preferred stock, culminating in October 1997 with the exchange of all of the classes of issued preferred stock for restricted common shares of the Company. The number of the restricted common shares issued for each class of preferred shares is as follows:

         Retired Class G Preferred for 28,000 shares of common Retired Class I Preferred for 230,000 shares of common Retired Class F Preferred for 7,967 shares of common Retired Class E Preferred for 10,000 shares of common Retired Class C Preferred for 100,000 shares of common Retired Class A Preferred for 380,000 shares of common

The Company changed its name in 2001 to Global Assets & Services, Inc.

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

Global Assets & Services, Inc. (the "Company") acquired licenses and attempted to market products and software from developers in Japan but was unsuccessful.

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

        None

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The outstanding shares of Jointland Development, Inc. are presently traded on the OTC Bulletin Board under the symbol JLDV.BB.


                           Common Stock              Common Stock
2005                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                1.00                         0.30
2nd Quarter                1.00                         0.10
3rd Quarter                1.00                         0.10
4th Quarter                0.35                         0.25


                           Common Stock              Common Stock
2004                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                .05*                      .04*
2nd Quarter                .10*                      .02*
3rd Quarter                .08*                      .03*
4th Quarter                4.10                      .05*

* Pre-reverse split one for fifty December 21, 2004.

The Company's shares trade over the counter on the OTC Bulletin Board Quotations represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 2005, there are approximately 219 stockholders of record of the Company's shares.

No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.


Item 6. Management's  Discussion and Analysis or Plan of Operation

Financial Condition
-------------------

During fiscal year 2005, the Company continued to be a development stage entity with no sales and revenues. The company had no capital for operations and had minimal business operations.

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

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($280,903) at December 31, 2005. The Company has $144 chas for current assets and no other assets.

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


Results of Operations 2005 Compared to 2004
-------------------------------------------

     Business operations were minimal and no revenues were generated in 2005 or 2004. The Company at year end had minimal cash. The Company needed cash or loans from any sources, for any significant business operations.

     During the fiscal year ended December 31, 2005, the Company incurred general and administrative expenses of $109,581 compared to $556,182 in expenses in 2004. The net loss was ($109,584) in 2005 compared to ($556,182) in 2004. Loss per share was ($.06) in 2005 and ($.31) in 2004.

        The largest factors in expenses for the Company were consultant fees: legal and accounting fees of $105,915 in 2005 versus $43,265 in 2004 and travel expenses of $2,526 in 2005 versus $0 in 2004. The Company incurred no officer/ director fees in 2005 or in 2004.

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

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no developed business, capital of $144 and debt in excess of $281,047 at year end, all of which is current, moderate cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     The Company has incurred significant losses from operations for the year ended December 31, 2005 totalling ($109,584) and such losses are expected to continue. In addition, the company has a $281,000 (approximately) working capital deficit for the year ended December 31, 2005. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Item 7. Financial Statements

Attached hereto and filed as part of this Form 10-KSB are the financial statements required by Regulation SB. Please refer to pages F-1 through F-11.


Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

Michael Johnson & Co., LLC, former auditor for the Company, was dismissed as auditor on June 1, 2005. Jaspers + Hall, PC was engaged as auditors for Company on June 1, 2005. The change resulted because Michael Johnson & Co., LLC was acquired by Jaspers + Hall, PC.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Michael Johnson & Co., LLC. for the period ended December 31, 2005 and December 31, 2004, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period December 31, 2005 and December 31, 2004, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.


Item 8A. Control and Procedures

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2005 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no changes in internal controls or in other factors that could affect internal controls subsequent to December 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 8B.  Other Information

        None


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a).

The directors and executive officers of the Company as of December 31, 2004, are as follows:

         Name                     Age        Position Held              Tenure
         ----                     ---        -------------              ------
Kexi Xu                            43        President & Director       Annual
Yi Tung  Alice  Anastasia Chan     38        Secretary & Director       Annual
(resigned December 2005)

     On December 31, 2005, Ms. Chan Yi Tung Alice Anastasia, the Registrant's Secretary/Treasurer and Director, voluntarily resigned as an officer and director of the Company for personal reasons. At the time of her resignation, Ms. Chan Yi Tung Alice Anastasia had no disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

     Mr. Xu Kexi, age 43, graduated from high school in Shanghai in 1982. Mr. Xu was the supervisor of the Shanghai Textile Company from 1982 to 1985, the Export Manager of Shengzhen China Import-Export Company from 1985-1990, the Manager of Shanghai Galaxy Film Limited from 1990-1996. From 1996 to the present, Mr. Xu has been the Chief Executive Officer of Shanghai Asia Loyalty Tradings Limited.

     On December 31, 2005 Mr. King Wong was appointed Secretary and Treasurer of the Company by the Board of Directors. Mr. King Wong has agreed to accept appointment as Director effective 10 days after the mailing of notice to shareholders of the Company pursuant to Section 14F of the Securities Exchange Act of 1934. Mr. Wong's biographical information is as follows:

     Mr. Wong King, age 49, has attained university education level in Hangzhou in the People's Republic of China. Mr. Wong has extensive experience in trading, import and export and also property development business. He has worked in various companies established in Zhejiang in Hangzhou, Shanghai and Hong Kong, including the China Resources (Holdings) Co. Ltd. in Hong Kong.

     On December 31, 2005, Madam Chen Yurong was appointed a director of the Company by the Board of Directors. Madam Chen Yurong's biographical information is as follows:

     Madam Chen Yurong, age 27, was graduated in July 2000 from the Xi'an International Studies University. During the period between August 2000 and November 2004, Madam Chen has worked for a renowned property development group in the People's Republic of China by the name of Zhejiang Zhong'an Real Estate Development Co., Ltd. Her scope of work included working as a manager in the finance department of the group as well as being a deputy general manager of the group. As from January 2005 onwards, Madam Chen has been appointed as the president of an associate company of Zhejiang Zhong'an Real Estate Development Co., Ltd.

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


                            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation               Awards

Name and    Year     Consulting     Bonus     Other Annual           Restricted         Securities    Long Term      All Other
Principal            Fees ($) or    ($)       Compensation ($)       Stock              Underlying    Compensation  Compensation
Position             Salary                                          Award(s)($)        Options/SARs  Option
--------    ----     --------      -------    ----------------       -----------        ------------  ------        -------------

=========   ====     =========     ========   ================       ===========        =============  =======       =============
Kexi Xu,(1) 2005          0          0             0                     0                  0            0                0
President,  2004          0          0             0                     0                  0            0                0
Director    2003          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Yi Tung     2005          0          0             0                     0                  0            0                0
Alice       2004          0          0             0                     0                  0            0                0
Anastasia   2003          0          0             0                     0                  0            0                0
Chan
Secretary,
Director
(resigned
2005)
=========   ====     =========     ========   ================       ===========        =============  =======       =============
King Wong,  2005          0          0             0                     0                  0            0                0
Secretary/  2004          0          0             0                     0                  0            0                0
Treasurer   2003          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Madam Chen  2005          0          0             0                     0                  0            0                0
Yurong,     2004          0          0             0                     0                  0            0                0
Director    2003          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Officers    2004          0          0             0                     0                  0            0                0
as a Group  2003          0          0             0                     0                  0            0                0
            2002          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============

As of December 31, 2005, Yi Tung Alice Anastasia Chan resigned as Director and Secretary/Treasurer of the Company. As of December 31, 2005, Mr. King Wong was appointed Secretary/Treasurer, and Madam Chen was appointed Director of the Company.

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

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Restricted     Underlying
                                                                                                    Shares (#)     Options/SARs(#)
------------------------------    ----------  ----------------  ---------------  ------------------------------  ---------------

A. Kexi Xu                          2005      0                 0                0                  0              0
                                    2004      0                 0                0                  0              0
                                    2003      0                 0                0                  0              0

B. Yi Tung Alice Anastasia Chan     2005      0                 0                0                  0              0
   (resigned 12/31/05)              2004      0                 0                0                  0              0
                                    2003      0                 0                0                  0              0

C. Madam Yurong Chen                2005      0                 0                0                  0              0
                                    2004      0                 0                0                  0              0
                                    2003      0                 0                0                  0              0

D. Directors as a Group             2005      0                 0                0                  0              0
                                    2004      0                 0                0                  0              0
                                    2003      0                 0                0                  0              0
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




Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2005, with respect to the beneficial ownership of the Company's common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company. There were 1,979,956 shares issued and outstanding at December 31, 2005.


a.)      Officers and Directors

Stock Title                Name and Address                   Amount of Beneficial               Percentage
of Class                   of Beneficial Owner                Ownership                          of Class
--------                   -------------------                ---------                          --------

Common                     Kexi Xu,                           0                                  0%
                           (President & Director)

Common                     Yi Tung Alice Anastasia Chan       0                                  0%
                           (Secretary & Director)
                           (Resigned 12/31/05)

Common                     King Wong                          0                                  0%
                           (Secretary)



Common                     Madam Yurong Chen                  1,000,000                          50.5%
                           (Director)

Common                     Shen Tiojuan                       200,000                            10.1%

                           Top Harmony Holdings, LTD.         150,000                            7.5%
                           (beneficially Kin Man Chan)

                           All Officers and                   1,000,000                          50.5%
                           Directors as a Group
                           (3 Persons)


Item 12. Certain Relationships and Related Transactions

On December 22, 2005, Madam Chen purchased 1,000,000 shares of the Company (50.5% of the issued share capital of the Company).


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

10.18             License Agreement for Tomigel & Junon Systems

31                Sarbanes-Oxley Certification

32                Sarbanes-Oxley Certification


Item 14.  Principal Accountant Fees and Services

     General. Jaspers + Hall, PC ("Jaspers + Hall") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

     Audit Fees. Jaspers + Hall billed the Company $1,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005. Michael Johnson & Co., LLC billed the Company $1,500 for the 2004 audit.

     There were no audit related fees in 2005 or 2004. There were no tax fees or other fees in 2005 or 2004.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2004.

     All audit work was performed by the auditors' full time employees.

                           JOINTLAND DEVELOPMENT, INC.

                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 2005

       JASPERS + HALL, PC
       CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
        9175 Kenyon Avenue, Suite 100
       Denver, CO 80237
      303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Jointland Development, Inc.


We have audited the accompanying balance sheets of Jointland Development, Inc., (a Development Stage Company formerly known as Global Assets Services, Inc.) as of December 31, 2005 and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jointland Development, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004, were audited by other accountants, whose report dated April 14, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 5 to the financial statements, the Company is in the development stage, and conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
April 5, 2006


                                  JOINTLAND DEVELOPMENT, INC.
                           (Formerly Global Assets & Services, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          December 31,

                                                                               December 31,
                                                                   ----------------------------------
                                                                        2005               2004
                                                                   ----------------   ---------------
ASSETS;

Current Assets:
    Cash                                                                   $ 144            $ 58,879
                                                                   ----------------   ---------------

        Total Current Assets                                                 144              58,879
                                                                   ----------------   ---------------

TOTAL ASSETS                                                               $ 144            $ 58,879
                                                                   ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts Payable and Accrued Liabilities                            $ 50,849                 $ -
    Advance - Shareholder                                                230,198             230,198
                                                                   ----------------   ---------------

        Total Current Liabilities                                        281,047             230,198
                                                                   ----------------   ---------------

Stockholders Equity:
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 1,979,965 shares issued and outstanding                1,981               1,981
        in 2004 629,955 shares outstanding in 2003
    Additional Paid-In Capital                                         3,480,670           3,480,670
    Deficit accumulated during the
      development stage                                               (3,763,554)         (3,653,970)
                                                                   ----------------   ---------------

        Total Stockholders Equity (Deficit)                             (280,903)           (171,319)
                                                                   ----------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $ 144            $ 58,879
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


                                  JOINTLAND DEVELOPMENT, INC.
                           (Formerly Global Assets & Services, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations


                                                                                                         May 25,
                                                                                                           1988
                                                                                                      (Inception) to
                                                        December 31,                                   December 31,
                                                      ----------------------------------------
                                                            2005                   2004                    2005
                                                      -----------------      -----------------       -----------------
Revenue:
    Revenue                                                        $ -                    $ -               $ 846,545
    (Less) Cost of Sales                                             -                      -                (336,524)
                                                      -----------------      -----------------       -----------------

Total Income                                                         -                      -                 510,021
                                                      -----------------      -----------------       -----------------

Operating Expenses
    Doubtful Accounts                                                -                      -                  34,469
    Consultants Fees                                                 -                492,347               2,189,459
    Legal and Accounting Fees                                  105,915                 43,265                 266,388
    Advertising                                                      -                      -                  14,542
    Directors and Officers Fees                                      -                      -               1,409,500
    Telephone                                                        -                      -                  30,412
    Travel                                                       2,526                      -                  21,935
    Transfer Agent Fees                                            150                      -                     150
    Rent                                                             -                      -                  52,594
    Other General Expenses                                         990                 20,570                 249,567
                                                      -----------------      -----------------       -----------------

Total Expenses                                                 109,581                556,182               4,269,016
                                                      -----------------      -----------------       -----------------

Net Loss From Operations                                      (109,581)              (556,182)             (3,758,995)
                                                      -----------------      -----------------       -----------------

Other Income
      Interest Expense                                              (3)                     -                  (8,580)
      Interest Income                                                -                      -                   4,021
                                                      -----------------      -----------------       -----------------

Net Loss                                                    $ (109,584)            $ (556,182)           $ (3,763,554)
                                                      =================      =================       =================

Per Share Information:

Weighted average number
    of common shares outstanding                             1,979,965              1,979,965
                                                      -----------------      -----------------

Net Gain (Loss) per common share                               $ (0.06)               $ (0.31)
                                                      =================      =================

           The accompanying notes are an integral part of these financial statements.

                                              F-3


                                          JOINTLAND DEVELOPMENT, INC.
                                   (Formerly Global Assets & Services, Inc.)
                                         (A Development Stage Company)
                                         Stockholders' Equity (Deficit)
                                               December 31, 2005

                                                                                                    Deficit
                                                     COMMON STOCKS              Additional         Accum. During        Total
                                               ---------------------------
                                                                                 Paid-In            Development     Stockholders'
                                               # of Shares       Amount          Capital             Stage          Equity (Deficit)
                                               -----------       ------        -------------     --------------     ---------------
Balance - December 31, 1997                         87,955             88           208,875           (208,963)                  -
                                               ------------    -----------     -------------     --------------     ---------------
Balance - December 31, 1998                         87,955             88           208,875           (208,963)                  -
                                               ------------    -----------     -------------     --------------     ---------------
Balance - December 31, 1999                         87,955             88           208,875           (208,963)                  -
                                               ------------    -----------     -------------     --------------     ---------------
Balance - December 31, 2000                         87,955             88           208,875           (208,963)                  -
                                               ------------    -----------     -------------     --------------     ---------------
Issuance of stock for services 12/11                68,000             68             3,332                  -               3,400
Loss for year                                            -              -                 -            (39,462)            (39,462)
                                               ------------    -----------     -------------     --------------     ---------------
Balance - December 31, 2001                        155,955            156           212,207           (248,425)            (36,062)
                                               ------------    -----------     -------------     --------------     ---------------
Issuance of stock for cash 3/28                        400              1             1,999                  -               2,000
Issuance of stock for services 3/28                136,000            136           679,864                  -             680,000
Issuance of stock for services 4/2                  20,000             20            99,980                  -             100,000
Issuance of stock for services 6/18                 10,000             10            49,990                  -              50,000
Issuance of stock for services 7/12                 14,200             14            71,023                  -              71,037
Issuance of stock for Asset Acquisition 8/12        35,000             35           656,215                  -             656,250
Issuance of stock for services 8/12                 11,800             12            58,988                  -              59,000
Issuance of stock for cash 9/18                      1,600              1            19,999                  -              20,000
Issuance of stock for services 10/15                98,900             99           494,401                  -             494,500
Loss for year                                            -              -                 -         (2,103,229)         (2,103,229)
                                               ------------    -----------     -------------     --------------     ---------------
Balance - December 31, 2002                        483,855            484         2,344,666         (2,351,654)             (6,504)
                                               ------------    -----------     -------------     --------------     ---------------
Issuance of stock for services 1/15                 55,500             55           254,945                  -             255,000
Issuance of stock for services 3/11                 52,600             53           254,947                  -             255,000
Issuance of stock for services 4/20                  2,000              2             9,998                  -              10,000
Issuance of stock for services 5/28                 36,000             36           179,964                  -             180,000
Loss for year                                            -              -                 -           (746,134)           (746,134)
                                               ------------    -----------     -------------     --------------     ---------------
Balance - December 31, 2003                        629,955            630         3,044,520         (3,097,788)            (52,638)
                                               ------------    -----------     -------------     --------------     ---------------
Issuance of stock for cash                       1,000,000          1,000           249,000                  -             250,000
Issuance of stock for services                     150,000            150            37,350                  -              37,500
Issuance of stock for services                          10              1                 -                  -                   1
Issuance of stock for cash                         200,000            200           149,800                  -             150,000
Loss for year                                            -              -                 -           (556,182)           (556,182)
                                               ------------    -----------     -------------     --------------     ---------------
Balance - December 31, 2004                      1,979,965          1,981         3,480,670         (3,653,970)           (171,319)
                                               ------------    -----------     -------------     --------------     ---------------
Loss for year                                            -              -                 -           (109,584)           (109,584)
                                               ------------    -----------     -------------     --------------     ---------------
Balance - December 31, 2004                      1,979,965        $ 1,981        $3,480,670        $(3,763,554)         $ (280,903)
                                               ============    ===========     =============     ==============     ===============

All stocks shown reflect a 1 for 50 reverse stock split

                   The accompanying notes are an integral part of these financial statements.

                                                      F-4


                                          JOINTLAND DEVELOPMENT, INC.
                                   (Formerly Global Assets & Services, Inc.)
                                         (A Development Stage Company)
                                            Statements of Cash Flow

                                                Indirect Method
                                                  May 25, 1988

                                                                      Year Ended                             (Inception) to
                                                                       December 31,                           December 31,
                                                                         2005                2004                 2005
                                                                    ---------------     ---------------     -----------------
Cash Flows from Operating Activities:

     Net Loss                                                         $ (109,584)         $ (556,182)         $ (3,763,554)

     Issuance of common stock for services                                     -              37,500             2,195,437
     Adjustments to reconcile net loss to cash used in
        operating activities:
     Increase (decrease) in accounts payable                              50,849             (21,795)               50,849
                                                                    ---------------     ---------------     -----------------

Net Cash Used by Operating Activities                                    (58,735)           (540,477)           (1,517,268)
                                                                    ---------------     ---------------     -----------------

Cash Flows from Financing Activities:

Proceeds from Advances - Shareholder                                           -             199,023               230,198
Issuance of common stock for Asset Acquisition                                 -                   -               656,250
Issuance of common stock                                                       -             400,001               630,964
                                                                    ---------------     ---------------     -----------------

Net Cash Provided by Financing Activities                                      -             599,024             1,517,412
                                                                    ---------------     ---------------     -----------------

Net Increase (Decrease) in Cash & Cash Equivalents                       (58,735)             58,547                   144

Beginning Cash & Cash Equivalents                                         58,879                 332                     -
                                                                    ---------------     ---------------     -----------------

Ending Cash & Cash Equivalents                                             $ 144            $ 58,879                 $ 144
                                                                    ===============     ===============     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                  $ -                $ -                $ 8,577
                     -                                              ===============     ===============     =================
     Cash paid for Income Taxes                                              $ -                $ -                  $   -
                                                                    ===============     ===============     =================

NON-CASH TRANSACTIONS
     Common stock issued in exchange for services                            $ -           $ 37,500            $ 2,195,437
                                                                    ===============     ===============     =================


                   The accompanying notes are an integral part of these financial statements.



                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


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

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005




Note 1 - Organization and Summary of Significant Accounting Policies (Cont):
         ------------------------------------------------------------------

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares outstanding during the period.

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

Deferred tax assets
         Net operating loss carryforwards                  $   3,763,554
         Valuation allowance                                  (3,763,554)
                                                           --------------
         Net deferred tax assets                           $           0
                                                           ==============

At December 31, 2005, the Company had net operating loss carryforwards of approximately $3,763,554 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2011.

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2004, the Company did not issue any shares of common stock.

Note 4 - Segment Information:
         -------------------

Jointland Development, Inc. operates primarily in a single operating segment, the asset management and capital raising business.

Note 5 - Going Concern:
         -------------

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2005 of $3,761,054.

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

Note 6 - Financial Accounting Developments:
         ---------------------------------

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

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005



Note 6 - Financial Accounting Developments (Cont)
         ----------------------------------------

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

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Note 6 - Financial Accounting Developments (Cont)
         ----------------------------------------

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005



Note 7 - Advances - Shareholder:
         ----------------------

         Praise Direct Holding, money advanced to pay expenses
         of Company, non-interest bearing, due upon demand.          $230,198
                                                                      -------

                                    Total Advance                    $230,198
                                                                     ========

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 13, 2006

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



     Signature                       Title                        Date
     ---------                       -----                        ----

/s/ Xu                               President/Director
---------------------------------    & Chief Executive Officer    April 13, 2006
Kexi Xu


Directors:


/s/ Kexi Xu                          Director
---------------------------------                                 April 13, 2006
Kexi Xu

/s/ Madam Yurong Chen                Director                     April 13, 2006
---------------------------------
Madam Yurong Chen