Form 10QSB
period 2006-03-31
JOINTLAND DEVELOPMENT, INC.
filed 2006-06-12
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
                                                       0-30145
March 31, 2006                                         33-41063-A

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

                7th Floor, New Henry House, 10 Ice House Street,
                            Central, Hong Kong, China
---------------------------------------------------------------------
(Address of principal Executive Offices                     Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         1,979,965 as of March 31, 2006

Transitional Small Business Disclosure Format:  Yes [_]    No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                           JOINTLAND DEVELOPMENT, INC.
                    (FORMERLY GLOBAL ASSETS & SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Jointland Development, Inc.

We have reviewed the accompanying balance sheet of Jointland Development, Inc., a development stage company, as of March 31, 2006 and the related statements of operations and cash flows for the three-months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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



/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
May 23, 2006



                               JOINTLAND DEVELOPMENT, INC.
                       (Formerly Global Assets and Services, Inc.)
                              (A Development Stage Company)
                                      Balance Sheets

                                                                               Unaudited                   Audited
                                                                               March 31,                December 31,
                                                                                  2006                      2005
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                $ 112                      $ 144
                                                                            -----------------         ------------------

      Total current assets                                                               112                        144
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                           $ 112                      $ 144
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                         $ 52,951                   $ 50,849
   Due to Director - Chen Yurong                                                       6,610                          -
   Notes Payable - Shareholder                                                       231,915                    230,198
                                                                            -----------------         ------------------

Total Current Liabilities                                                            291,476                    281,047
                                                                            -----------------         ------------------

Stockholders' Equity (Deficit):
Common Stock, $0.001 Par Value, 100,000,000 shares                                     1,981                      1,981
   authorized, 1,979,965 shares issued and outstanding
   in March 2006 and December 2005
Additional Paid-In Capital                                                         3,480,670                  3,480,670
Deficit accumulated during the development stage                                  (3,774,015)                (3,763,554)
                                                                            -----------------         ------------------

Total Stockholders' Deficit                                                         (291,364)                  (280,903)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 112                      $ 144
                                                                            =================         ==================



                              See Accountants' Review Report



                             JOINTLAND DEVELOPMENT, INC.
                     (Formerly Global Assets and Services, Inc.)
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                                                                      May 25, 1988
                                                  Three-Months Ended                 (Inception) to
                                                       March 31,                        March 31,
                                           ----------------------------------
                                                2006               2005                   2006
                                           ---------------     --------------       -----------------
Revenue
   Revenue                                            $ -                $ -               $ 846,545
   (Less) Cost of Sales                                 -                  -                (336,524)
                                           ---------------     --------------       -----------------

Total Income                                            -                  -                 510,021
                                           ---------------     --------------       -----------------

Operating Expenses
   Doubtful Accounts                                    -                  -                  34,469
   Consultant Fees                                      -                  -               2,189,459
   Legal & Accounting                              10,418             74,879                 276,806
   Advertising                                          -                  -                  14,542
   Directors and Officers Fees                          -                  -               1,409,500
   Telephone                                            -                  -                  30,412
   Transfer Agent Fees                                  -                  -                     150
   Travel                                               -              2,527                  21,935
   Rent                                                 -                  -                  52,594
   Other General Expenses                              43                 35                 249,610
                                           ---------------     --------------       -----------------

Total Expenses                                     10,461             77,441               4,279,477
                                           ---------------     --------------       -----------------

Net Loss From Operations                          (10,461)           (77,441)             (3,769,456)
                                           ---------------     --------------       -----------------

Other Income
   Interest Expense                                     -                  -                  (8,580)
   Interest Income                                      -                  -                   4,021
                                           ---------------     --------------       -----------------

Net Loss                                        $ (10,461)         $ (77,441)           $ (3,774,015)
                                           ===============     ==============       =================

Per Share Information:

   Weighted average number of
     common shares outstanding                  1,979,965          1,979,965
                                           ---------------     --------------

Net Loss per Common Share                     $ (0.01)            $ (0.04)
                                           ===============     ==============


                             See Accountants' Review Report



                                  JOINTLAND DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)
                                          May 25, 1988
                                                                            Three-Months Ended              (Inception) to
                                                                                 March 31,                     March 31,
                                                                     ---------------------------------
                                                                          2006               2005                2006
                                                                     ---------------     -------------     -----------------
Cash Flows from Operating Activities:
Net Loss                                                                  $ (10,461)         $(77,441)         $ (3,774,015)

Issuance of stock for services                                                    -                 -             2,195,437
Adjustments to reconcile net loss to cash used in
   operating activities:
      (Increase) in prepaid expenses                                              -            (6,431)                    -
      Increase in accounts payable                                            2,102            39,963                52,951
                                                                     ---------------     -------------     -----------------

Net Cash Flows Used by Operating Activities                                  (8,359)          (43,909)           (1,525,627)
                                                                     ---------------     -------------     -----------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                1,717               551               231,915
   Proceeds from Director                                                     6,610                                   6,610
   Issuance of Common Stock for Asset Acquisition                                 -                 -               656,250
   Issuance of Common Stock                                                       -                 -               630,964
                                                                     ---------------     -------------     -----------------

Net Cash Flows Provided by Financing Activities                               8,327               551             1,525,739
                                                                     ---------------     -------------     -----------------

Net Increase (Decrease) in Cash                                                 (32)          (43,358)                  112
                                                                     ---------------     -------------     -----------------

Cash and cash equivalents - Beginning of period                                 144            58,879                     -
                                                                     ---------------     -------------     -----------------

Cash and cash equivalents - End of period                                     $ 112          $ 15,521                 $ 112
                                                                     ===============     =============     =================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                    $ -               $ -               $ 8,577
                                                                     ===============     =============     =================
      Cash paid for Income Taxes                                                $ -               $ -                   $ -
                                                                     ===============     =============     =================

Non-Cash Transactions
      Common stock issued in exchange for services                              $ -               $ -            $2,157,937
                                                                     ===============     =============     =================




                                 See Accountants' Review Report


                                          JOINTLAND DEVELOPMENT, INC.
                                  (Formerly Global Assets and Services, Inc.)
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 March 31, 2006
                                                  (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Additonal        During the
                                                       Common Stock                Paid-In           Development
                                               -----------------------------
                                               # of Shares        Amount           Capital           Stage              Totals
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 1997                          87,955              88          208,875          (208,963)                  -
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 1998                          87,955              88          208,875          (208,963)                  -
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 1999                          87,955              88          208,875          (208,963)                  -
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 2000                          87,955              88          208,875          (208,963)                  -
                                               -------------   -------------     ------------     -------------     ---------------
Issuance of stock for services 12/11                 68,000              68            3,332                 -               3,400
Loss for year                                             -               -                -           (39,462)            (39,462)
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 2001                         155,955             156          212,207          (248,425)            (36,062)
                                               -------------   -------------     ------------     -------------     ---------------
Issuance of stock for cash 3/28                         400               1            1,999                 -               2,000
Issuance of stock for services 3/28                 136,000             136          679,864                 -             680,000
Issuance of stock for services 4/2                   20,000              20           99,980                 -             100,000
Issuance of stock for services 6/18                  10,000              10           49,990                 -              50,000
Issuance of stock for services 7/12                  14,200              14           71,023                 -              71,037
Issuance of stock for Asset Acquisition 8/12         35,000              35          656,215                 -             656,250
Issuance of stock for services 8/12                  11,800              12           58,988                 -              59,000
Issuance of stock for cash 9/18                       1,600               1           19,999                 -              20,000
Issuance of stock for services 10/15                 98,900              99          494,401                 -             494,500
Loss for year                                             -               -                -        (2,103,229)         (2,103,229)
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 2002                         483,855             484        2,344,666        (2,351,654)             (6,504)
                                               -------------   -------------     ------------     -------------     ---------------
Issuance of stock for services 1/15                  55,500              55          254,945                 -             255,000
Issuance of stock for services 3/11                  52,600              53          254,947                 -             255,000
Issuance of stock for services 4/20                   2,000               2            9,998                 -              10,000
Issuance of stock for services 5/28                  36,000              36          179,964                 -             180,000
Loss for Year                                             -               -                -          (746,134)           (746,134)
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 2003                         629,955             630        3,044,520        (3,097,788)            (52,638)
                                               -------------   -------------     ------------     -------------     ---------------
Issuance of stock for cash                        1,000,000           1,000          249,000                 -             250,000
Issuance of stock for services                      150,000             150           37,350                 -              37,500
Issuance of stock for services                           10               1                -                 -                   1
Issuance of stock for cash                          200,000             200          149,800                 -             150,000
Loss for Year                                             -               -                -          (556,182)           (556,182)
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 2004                       1,979,965           1,981        3,480,670        (3,653,970)           (171,319)
                                               -------------   -------------     ------------     -------------     ---------------
Loss for Year                                             -               -                -          (109,584)           (109,584)
                                               -------------   -------------     ------------     -------------     ---------------
Balance - December 31, 2005                       1,979,965           1,981        3,480,670        (3,763,554)           (280,903)
                                               -------------   -------------     ------------     -------------     ---------------
Loss for Period                                           -               -                -           (10,461)            (10,461)
                                               -------------   -------------     ------------     -------------     ---------------
Balance - March 31, 2006                          1,979,965         $ 1,981       $3,480,670       $(3,774,015)         $ (291,364)
                                               =============   =============     ============     =============     ===============

                                         See Accountants' Review Report

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Jointland Development, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three-months ended March 31, 2006 and 2005, and May 25, 1988 (inception) to March 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

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

Note 3 - Due to Director:
         ---------------

The Director (Chen Yurong) is due an amount of $6,610 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note 4 - Notes Payable - Related Party:
         -----------------------------

A shareholder is due an amount of $231,915 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO SAME PERIOD IN 2005

Professional and other fees have been incurred in performing due diligence review, planning, obtaining all necessary financial information, preparation of documentation as well as conducting negotiations with various parties in connection with the Company's potential investment in the aforementioned business ventures.

The Company incurred general expenses of $43 and $10,418 in legal and accounting for the three month period in 2006 compared to $77,441 in 2005 of which $74,879 consisted of legal and accounting. There were no revenues for the period in 2006 or 2005. The Company recorded a net loss of ($10,461) in the period in 2006 compared to ($77,441) in 2004. The net loss per share was ($0.01) in the period in 2006 compared to ($0.04) in 2005.


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

Need for Additional Financing

The Company believes it has insufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. As the if losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

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

ITEM 3.  CONTROLS AND PROCEEDURES

A. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, March 31, 2006 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, March 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

B. Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report, March 31, 2006, that could have materially affected these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to material deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.    OTHER INFORMATION

None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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



                                             JOINTLAND DEVELOPMENT, INC.



Date: May 25, 2006                           /s/ Kexi Xu
                                             -----------------------------------
                                             Kexi Xu, President