Form 10QSB
period 2006-06-30
JOINTLAND DEVELOPMENT, INC.
filed 2006-08-11
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
                                                       0-30145
June 30, 2006                                          33-41063-A


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

               7th Floor, New Henry House, No. 10 Ice House Street
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

                          1,979,965 as of June 30, 2006

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)



                                  JOINTLAND DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                                    Unaudited                 Audited
                                                                                    June 30,                December 31,
                                                                                      2006                      2005
                                                                                 ----------------         -----------------
ASSETS:
Current assets:
   Cash                                                                                     $ 70                     $ 144
                                                                                 ----------------         -----------------

      Total Current Assets                                                                    70                       144
                                                                                 ----------------         -----------------

TOTAL ASSETS                                                                                $ 70                     $ 144
                                                                                 ================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable and Accrued Liabilities                                             $ 57,393                  $ 50,849
   Due to Director - Chen Yurong                                                           6,985                         -
   Notes Payable - Shareholder                                                           231,915                   230,198
                                                                                 ----------------         -----------------

      Total Current Liabilities                                                          296,293                   281,047
                                                                                 ----------------         -----------------

Stockholders' Equity (Deficit):
Common Stock, $0.001 Par Value, 100,000,000 shares                                         1,981                     1,981
   authorized, 1,979,965 shares issued and outstanding
   as of June 30, 2006 and December 31, 2005 respectively
Additional Paid-In Capital                                                             3,480,670                 3,480,670
Deficit accumulated during the development stage                                      (3,778,874)               (3,763,554)
                                                                                 ----------------         -----------------

Total Stockholders' Equity (Deficit)                                                    (296,223)                 (280,903)
                                                                                 ----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 70                     $ 144
                                                                                 ================         =================

                                 See Accountants' Review Report


                                  JOINTLAND DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)

                                                                                                        May 25, 1988
                                         Three-Months Ended                 Six-Months Ended           (Inception) to
                                              June 30,                         June 30,                  June 30,
                                    -----------------------------     -----------------------------
                                        2006            2005             2006             2005             2006
                                    -------------    ------------     ------------     ------------     ------------
Revenue
   Revenue                                   $ -             $ -              $ -              $ -        $ 846,545
   (Less) Cost of Sales                        -               -                                           (336,524)
                                    -------------    ------------     ------------     ------------     ------------

Gross Profit                                   -               -                -                -          510,021
                                    -------------    ------------     ------------     ------------     ------------

Operating Expenses
   Doubtful Accounts                           -               -                -                -           34,469
   Consultant Fees                             -          17,590                -           17,590        2,189,459
   Legal & Accounting                      4,817               -           15,235           74,879          281,623
   Advertising                                 -               -                -                -           14,542
   Directors and Officers Fees                 -               -                -                -        1,409,500
   Telephone                                   -               -                -                -           30,412
    Transfer Agent Fees                        -               -                -                -              150
   Travel                                      -               -                -            2,527           21,935
   Rent                                        -               -                -                -           52,594
   Other General Expenses                     42              37               85               72          249,652
                                    -------------    ------------     ------------     ------------     ------------

Total Expenses                             4,859          17,627           15,320           95,068        4,284,336
                                    -------------    ------------     ------------     ------------     ------------

Net Loss From Operations                  (4,859)        (17,627)         (15,320)         (95,068)      (3,774,315)
                                    -------------    ------------     ------------     ------------     ------------

Other Income
   Interest Expense                            -               -                -                -           (8,580)
   Interest Income                             -               -                -                -            4,021
                                    -------------    ------------     ------------     ------------     ------------

Net Loss                                $ (4,859)      $ (17,627)       $ (15,320)       $ (95,068)     $(3,778,874)
                                    =============    ============     ============     ============     ============

Per Share Information:

   Weighted average number of
     common shares outstanding         1,979,965       1,979,965        1,979,965        1,979,965
                                    -------------    ------------     ------------     ------------

Net Loss per Common Share             $ (0.002)       $ (0.009)        $ (0.008)        $ (0.050)
                                    =============    ============     ============     ============

                                 See Accountants' Review Report


                                  JOINTLAND DEVELOPMENT, INC.
                          (Formerly Global Assets and Services, Inc.)
                                 (A Develoopment Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)


                                                                                                            May 25, 1988
                                                                            Six-Months Ended               (Inception) to
                                                                               June 30,                       June 30,
                                                                    ---------------------------------
                                                                         2006               2005                2006
                                                                    ---------------     -------------     -----------------
Cash Flows from Operating Activities:
Net Loss                                                                 $ (15,320)         $(95,068)          $(3,778,874)
Issuance of stock for services                                                   -                 -             2,195,438
Adjustments to reconcile net loss to cash used in
    operating activities:
    Increase in accounts payable                                             6,544            36,347                57,393
                                                                    ---------------     -------------     -----------------

Net Cash Flows Used by Operating Activities                                 (8,776)          (58,721)           (1,526,043)
                                                                    ---------------     -------------     -----------------

Cash Flows from Financing Activities:
   Proceeds from notes - Shareholders                                        1,717               551               231,915
   Proceeds from Director - Advances                                         6,985                 -                 6,985
   Issuance of Common Stock for Asset Acquisition                                -                 -               656,250
   Issuance of Common Stock                                                      -                 -               630,963
                                                                    ---------------     -------------     -----------------

Net Cash Flows Provided by Financing Activities                              8,702               551             1,526,113
                                                                    ---------------     -------------     -----------------

Net Increase (Decrease) in Cash                                                (74)          (58,170)                   70
                                                                    ---------------     -------------     -----------------

Cash and cash equivalents - Beginning of period                                144            58,879                     -
                                                                    ---------------     -------------     -----------------

Cash and cash equivalents - End of period                                     $ 70             $ 709                  $ 70
                                                                    ===============     =============     =================

Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                   $ -               $ -               $ 8,577
                                                                    ===============     =============     =================
      Cash paid for Income Taxes                                               $ -               $ -                   $ -
                                                                    ===============     =============     =================

Non-Cash Transactions
      Common stock issued in exchange for services                             $ -               $ -           $ 2,195,438
                                                                    ===============     =============     =================


                                 See Accountants' Review Report


                                          JOINTLAND DEVELOPMENT, INC.
                                  (Formerly Global Assets and Services, Inc.)
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 June 30, 2006
                                                  (Unaudited)
                                                     Deficit
                                                                                                     Accumulated
                                                                                  Additonal        During the
                                                        Common Stock               Paid-In           Development
                                                -----------------------------
                                                # of Shares        Amount          Capital            Stage             Totals
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 1997                           87,955            $ 88        $ 208,875        $ (208,963)               $ -
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 1998                           87,955              88          208,875          (208,963)                 -
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 1999                           87,955              88          208,875          (208,963)                 -
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 2000                           87,955              88          208,875          (208,963)                 -
                                                -------------   -------------    -------------    --------------    ---------------
Issuance of stock for services 12/11                  68,000              68            3,332                 -              3,400
Loss for year                                              -               -                -           (39,462)           (39,462)
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 2001                          155,955             156          212,207          (248,425)           (36,062)
                                                -------------   -------------    -------------    --------------    ---------------
Issuance of stock for cash 3/28                          400               1            1,999                 -              2,000
Issuance of stock for services 3/28                  136,000             136          679,864                 -            680,000
Issuance of stock for services 4/2                    20,000              20           99,980                 -            100,000
Issuance of stock for services 6/18                   10,000              10           49,990                 -             50,000
Issuance of stock for services 7/12                   14,200              14           71,023                 -             71,037
Issuance of stock for Asset Acquisition 8/12          35,000              35          656,215                 -            656,250
Issuance of stock for services 8/12                   11,800              12           58,988                 -             59,000
Issuance of stock for cash 9/18                        1,600               1           19,999                 -             20,000
Issuance of stock for services 10/15                  98,900              99          494,401                 -            494,500
Loss for year                                              -               -                -        (2,103,229)        (2,103,229)
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 2002                          483,855             484        2,344,666        (2,351,654)            (6,504)
                                                -------------   -------------    -------------    --------------    ---------------
Issuance of stock for services 1/15                   55,500              55          254,945                 -            255,000
Issuance of stock for services 3/11                   52,600              53          254,947                 -            255,000
Issuance of stock for services 4/20                    2,000               2            9,998                 -             10,000
Issuance of stock for services 5/28                   36,000              36          179,964                 -            180,000
Loss for Year                                              -               -                -          (746,134)          (746,134)
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 2003                          629,955             630        3,044,520        (3,097,788)           (52,638)
                                                -------------   -------------    -------------    --------------    ---------------
Issuance of stock for cash                         1,000,000           1,000          249,000                 -            250,000
Issuance of stock for services                       150,000             150           37,350                               37,500
Issuance of stock for services                            10               1                -                 -                  1
Issuance of stock for cash                           200,000             200          149,800                              150,000
Loss for Year                                              -               -                -          (556,182)          (556,182)
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 2004                        1,979,965           1,981        3,480,670        (3,653,970)          (171,319)
                                                -------------   -------------    -------------    --------------    ---------------
Loss for Year                                              -               -                -          (109,584)          (109,584)
                                                -------------   -------------    -------------    --------------    ---------------
Balance - December 31, 2005                        1,979,965           1,981        3,480,670        (3,763,554)          (280,903)
                                                -------------   -------------    -------------    --------------    ---------------
Net Loss for Period                                        -               -                -           (15,320)           (15,320)
                                                -------------   -------------    -------------    --------------    ---------------
Balance - June 30, 2006                            1,979,965           1,981        3,480,670        (3,778,874)          (296,223)
                                                =============   =============    =============    ==============    ===============


                                         See Accountants' Review Report

                          JOINTLAND DEVELOPMENT, INC.
                   (Formerly Global Assets & Services, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2006
                                  (Unaudited)

Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Jointland Development, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six-months ended June 30, 2006 and 2005, and for the period May 25, 1988 (inception) through June 30, 2006, and the related cash flows for the six-months ended June 30, 2006 and 2005, and the period May 25, 1988 (inception) through June 30, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 - Going Concern:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed current assets by $296,223 and the Company's accumulated deficit is $3.778,874 at June 30, 2006.

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

Note 3 - Due to Director:
         ---------------

The Director (Chen Yurong) is due the amount of 6,985 for advances made to the Company to pay for Company operational expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note 4 - Notes Payable - Related Party:
         -----------------------------

A shareholder is due the amount of $231,915 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed term of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Jointland Development, Inc. ("Jointland Development, Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Jointland Development, Inc.'s actual results to be materially different from any future results expressed or implied by Jointland Development, Inc. in those statements. Important facts that could prevent Jointland Development, Inc. from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

         (a)   volatility or decline of the Company's stock price;

         (b)   potential fluctuation in quarterly results;

         (c)   failure of the Company to earn revenues or profits;

         (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

         (e)   failure to commercialize its technology or to make sales;

         (f)   rapid and significant changes in markets;

         (g) litigation with or legal claims and allegations by outside parties; and

         (h)   insufficient revenues to cover operating costs.


There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005

The Company had no revenues in the quarter in 2005 or 2004. The Company incurred expenses and legal and accounting fees for the quarter in 2006 of $4,817 compared to $17,627 in 2005. The Company recorded a net loss in the period in 2006 of ($4,859) and a loss of ($17,627) in 2005. The greater loss in 2005 was due to consulting fees. The net loss per share was nominal in the period in 2006 and in 2005. The largest components of the operating expenses in 2006 in the quarter were $4,817 in legal and accounting fees and $42 in business expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2005

The Company had no revenues in the six month period in 2006 or 2005. The Company incurred a total of $15,320 in expenses in the period in 2006 compared to $95,068 in the same period in 2005. In 2006, the Company incurred $15,235 for legal and accounting compared to $74,879 in legal and accounting and $17,590 in consulting in 2005. The Company incurred a loss of ($15,320) in the period in 2006 compared to a loss of ($95,068) in the period in 2005. The net loss per share was nominal in 2006 and ($.05) in 2005.

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


ITEM 3.  CONTROLS AND PROCEEDURES

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

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

                        None

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



                                             JOINTLAND DEVELOPMENT, INC.



Date: August 10, 2006                        /s/ Kexi Xu
                                             -----------------------------------
                                             Kexi Xu, President