Form 10QSB
period 2006-09-30
JOINTLAND DEVELOPMENT, INC.
filed 2006-11-17
CIK 1110283

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
                                                       0-30145
September 30, 2006                                     33-41063-A


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

                               Unit B, 15th Floor,
                            China Insurance Bldg
                                48 Cameron Road
                        Tsimshatsui, Kowloon, Hong Kong

---------------------------------------------------------------------
(Address of principal Executive Offices                     Zip Code)

Registrant's telephone number, including area code:  011 852 2824 0008

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                          1,979,965 as of September 30, 2006

                           JOINTLAND DEVELOPMENT, INC.
                    (Formerly Global Assets & Services, Inc.)

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 2006
                                   (UNAUDITED)

                          JOINTLAND DEVELOPMENT, INC.
                  (Formerly Global Assets and Services, Inc.)
                         (A Development Stage Company)
                                 Balance Sheets



                                                                               (Unaudited)           Audited
                                                                                September 30,     December 31,
                                                                                   2006               2005
                                                                              ---------------    ----------------
ASSETS:
Current Assets:
         Cash                                                                           $ 38               $ 144
                                                                              ---------------    ----------------

                 Total Current Assets                                                     38                 144
                                                                              ---------------    ----------------

TOTAL ASSETS                                                                            $ 38               $ 144
                                                                              ===============    ================


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Accounts Payable and Accrued Liabilities                                   $ 63,565            $ 50,849
         Due to Director - Chen Yurong                                                 6,985                   -
         Notes Payable - Shareholder                                                 231,915             230,198
                                                                              ---------------    ----------------

                 Total Current Liabilities                                           302,465             281,047
                                                                              ---------------    ----------------


Stockholders' Equity (Deficit)
Common Stock, $0.001par value; 100,000,000 shares authorized                           1,981               1,981
         1,979,965 shares issued and outstanding September 30,
         2006 and December 31, 2005 respectively
Additional Paid-Inc Capital                                                        3,480,670           3,480,670
Deficit accumulated during the development stage                                  (3,785,078)         (3,763,554)
                                                                              ---------------    ----------------

                 Total Stockholders' equity (Deficit)                               (302,427)           (280,903)
                                                                              ---------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 38               $ 144
                                                                              ===============    ================


See Accountants' Review Report


                          JOINTLAND DEVELOPMENT, INC.
                  (Formerly Global Assets and Services, Inc.)
                         (A Devleopment Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                       Three-Month Period Ended                       Nine-Month Period Ended
                                                            September 30,                                 September 30,
                                                 --------------------------------------        -------------------------------------
Revenue                                               2006                   2005                   2006                   2005
                                                 ---------------        ---------------        --------------         --------------
         Revenue                                            $ -                    $ -                    $ -                   $ -
         (Less) Cost of Sales

Gross Profit

         Doubtful Accounts                                    -                      -                      -                     -
         Consulting Fees                                      -                      -                      -                17,590
         Legal and Accounting                             6,200                  8,970                 21,435                83,849
         Advertising                                                                 -                      -                     -
         Directors and Officer Fees                                                  -                      -                     -
         Telephone                                                                   -                      -                     -
         Transfer Fees                                                               -                      -                     -
         Travel                                                                      -                      -                 2,527
         Rent                                                                        -                      -                     -
         Other General Expenses                               4                     32                     89                   104
                                                 ---------------        ---------------        ---------------        --------------
Total Expenses                                            6,204                  9,002                 21,524               104,070
                                                 ---------------        ---------------        ---------------        --------------
Net Loss from Operations                                 (6,204)                (9,002)               (21,524)             (104,070)
                                                 ---------------        ---------------        ---------------        --------------
Other Revenue/Expense
         Interest Expense                                     -                      -                      -                     -
         Interest Income                                      -                      -                      -                     -
                                                 ---------------        ---------------        ---------------        --------------
Net Loss                                               $ (6,204)              $ (9,002)             $ (21,524)            $(104,070)
                                                 ===============        ===============        ===============        ==============
Net Income/Loss per share of common
stock                                                   $ (0.00)               $ (0.00)               $ (0.01)              $ (0.05)
                                                 ===============        ===============        ===============        ==============
Weighted average number of common
         shares outstanding                           1,979,965              1,979,965              1,979,965             1,979,965
                                                 ===============        ===============        ===============        ==============

See Accountants' Review Report

 JOINTLAND DEVELOPMENT, INC.
                  (Formerly Global Assets and Services, Inc.)
                         (A Devleopment Stage Company)
                            Statements of Operations
                                  (Unaudited)
(continued)


                                          May 25, 1988
                                           Inception to
                                           September 30,
                                          ----------------
                                              2006
                                          ----------------
Revenue

         Revenue                                 $ 846,545
         (Less) Cost of Sales                     (336,524)
                                          -----------------
Gross Profit                                       510,021

         Doubtful Accounts                          34,469
         Consulting Fees                         2,189,459
         Legal and Accounting                      287,823
         Advertising                                14,542
         Directors and Officer Fees              1,409,500
         Telephone                                  30,412
         Transfer Fees                                 150
         Travel                                     21,935
         Rent                                       52,594
         Other General Expenses                    249,656
                                          -----------------
Total Expenses                                   4,290,540
                                          -----------------
Net Loss from Operations                        (3,780,519)
                                          -----------------
Other Revenue/Expense
         Interest Expense                           (8,580)
         Interest Income                             4,021
                                          -----------------
Net Loss                                       $(3,785,078)
                                          =================
Net Income/Loss per share of common
stock

Weighted average number of common
         shares outstanding



See Accountants' Review Report



                           JOINTLAND DEVELOPMENT, INC.
                   (Formerly Global Assets and Services, Inc.)
                          (A Devleopment Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                             May 25, 1988
                                                                     Nine-Month Period Ended                (Inception) to
                                                                         September 30,                       September 30,
                                                                    2006                 2005                    2006
                                                                --------------       --------------        -----------------
Cash Flows from Operating Activities
Net Profit (Loss)                                                   $ (21,524)           $ (95,068)            $ (3,785,078)
         Stock issued for services                                          -                    -                2,195,438
Adjustments to reconcile net loss to net cash used
         in operating activities
         Increase (Decrease) in Accounts Payable                       12,716               36,347                   63,565
                                                                --------------       --------------        -----------------
Net Cash Flows Used by Operating Activities                            (8,808)             (58,721)              (1,526,075)
                                                                --------------       --------------        -----------------
Cash Flows from Financing Activities
         Proceeds from Notes - Shareholders                             1,717                  551                  231,915
         Proceeds from Director - Advances                              6,985                    -                    6,985
         Issuance of Common Stock for Asset Acquisition                                          -                  656,250
         Issuance of Common Stock                                           -                    -                  630,963
                                                                --------------       --------------        -----------------
Net Cash Flows Provided by Financing Activities                         8,702                  551                1,526,113
                                                                --------------       --------------        -----------------

Net Increase (Decrease) in Cash                                        $ (106)           $ (58,170)                    $ 38
                                                                --------------       --------------        -----------------
Cash at Beginning of Period                                               144               58,879                        -
                                                                --------------       --------------        -----------------
Cash at End of Period                                                    $ 38                $ 709                     $ 38
                                                                ==============       ==============        =================
Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                           $ -                  $ -                  $ 8,577
                                                                ==============       ==============        =================
         Cash paid for income taxes                                       $ -                  $ -                      $ -
                                                                ==============       ==============        =================
Supplemental Disclosure of Non-Cash Transactions
         Common stock issued in exchange for services                     $ -                  $ -              $ 2,195,438
                                                                ==============       ==============        =================

See Accountants' Review Report


                           JOINTLAND DEVELOPMENT, INC.
                   (Formerly Global Assets and Services, Inc.)
                          (A Devleopment Stage Company)
                   Consolidate Stockholders' Equity (Deficit)
                               September 30, 2006
                                  (Unaudited)
                                                                                              Deficit
                                                                         Additional           Accum. During
                                          Comon Stock                      Paid-In           the Development
                                        # of Shares      Amount          Capital               Stage             Totals
                                        ---------------------------      ------------      ---------------     ------------
Balance - December 31, 1997                 87,955            $ 88         $ 208,875           $ (208,963)             $ -
                                        -----------      ----------      ------------      ---------------     ------------
                                                                 -
Balance - December 31, 1998                 87,955              88           208,875             (208,963)               -
                                        -----------      ----------      ------------      ---------------     ------------

Balance - December 31, 1999                 87,955              88           208,875             (208,963)               -
                                        -----------      ----------      ------------      ---------------     ------------
Balance - December 31, 2000                 87,955              88           208,875             (208,963)               -
                                        -----------      ----------      ------------      ---------------     ------------
Issuance of stock for services 12/11        68,000              68             3,332                                 3,400
Loss for year                                                                                     (39,462)         (39,462)
                                        -----------      ----------      ------------      ---------------     ------------
Balance - December 31, 2001                155,955             156           212,207             (248,425)         (36,062)
                                        -----------      ----------      ------------      ---------------     ------------
Issuance of stock for cash 3/28                400               1             1,999                                 2,000
Issuance of stock for services 3/28        136,000             136           679,864                               680,000
Issuance of stock for services 4/2          20,000              20            99,980                               100,000
Issuance of stock for services 6/18         10,000              10            49,990                                50,000
Issuance of stock for services 7/12         14,200              14            71,023                                71,037
Issuance of stock for asset
 acquisition 8/12                           35,000              35           656,215                               656,250
Issuance of stock for services 8/12         11,800              12            58,988                                59,000
Issuance of stock for cash 9/18              1,600               1            19,999                                20,000
Issuance of stock for services 10/15        98,900              99           494,401                               494,500
Loss for year                                                                                  (2,103,229)      (2,103,229)
                                        -----------      ----------      ------------      ---------------     ------------
Balance - December 31, 2002                483,855             484         2,344,666           (2,351,654)          (6,504)
                                        -----------      ----------      ------------      ---------------     ------------
Issuance of stock for services 1/15         55,500              55           254,945                               255,000
Issuance of stock for services 3/11         52,600              53           254,947                               255,000
Issuance of stock for services 4/20          2,000               2             9,998                                10,000
Issuance of stock for services 5/28         36,000              36           179,964                               180,000
Loss for year                                                                                    (746,134)        (746,134)
                                        -----------      ----------      ------------      ---------------     ------------
Balance - December 31, 2003                629,955             630         3,044,520           (3,097,788)         (52,638)
                                        -----------      ----------      ------------      ---------------     ------------
Issuance of stock for cash               1,000,000           1,000           249,000                               250,000
Issuance of stock for services             150,000             150            37,350                                37,500
Issuance of stock for services                  10               1                                                       1
Issuance of stock for cash                 200,000             200           149,800                               150,000
Loss for year                                                                                    (556,182)        (556,182)
                                        -----------      ----------      ------------      ---------------     ------------
Balance - December 31, 2004              1,979,965           1,981         3,480,670           (3,653,970)        (171,319)
                                        -----------      ----------      ------------      ---------------     ------------
Loss for year                                                                                    (109,584)        (109,584)
                                        -----------      ----------      ------------      ---------------     ------------
Balance - December 31, 2005              1,979,965           1,981         3,480,670           (3,763,554)        (280,903)
                                        -----------      ----------      ------------      ---------------     ------------
Los for Period                                                                                    (21,524)         (21,524)
                                        -----------      ----------      ------------      ---------------     ------------
Balance - September 30, 2006             1,979,965         $ 1,981        $3,480,670         $ (3,785,078)      $ (302,427)
                                        ===========      ==========      ============      ===============     ============

See Accountants' Review Report

                          JOINTLAND DEVELOPMENT, INC.
                   (Formerly Global Assets & Services, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 September 30, 2006
                                  (Unaudited)

Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Jointland Development, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and six-months ended September 30, 2006 and 2005, and for the period May 25, 1988 (inception) through September 30, 2006, and the related cash flows for the six-months ended September 30, 2006 and 2005, and the period May 25, 1988 (inception) through September 30, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 - Going Concern:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed current assets by $296,223 and the Company's accumulated deficit is $3.778,874 at September 30, 2006.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005

The Company had no revenues in the quarter in 2005 or 2004. The Company incurred expenses and legal and accounting fees for the period in 2006 of $6,204 compared to $9,002 in 2005. The Company recorded a net loss in the quarter in 2006 of ($6,204) and a loss of ($9,002) in 2005. The greater loss in 2005 was due to consulting fees. The net loss per share was nominal in the period in 2006 and in 2005. The largest component of the operating expenses in 2006 in the quarter were $6,200 in legal and accounting fees.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2005

The Company had no revenues in the nine month period in 2006 or 2005. The Company incurred a total of $21,524 in expenses in the period in 2006 compared to $104,070 in the same period in 2005. In 2006, the Company incurred $21,435 for legal and accounting compared to $83,894 in legal and accounting and $17,590 in consulting in 2005. The Company incurred a loss of ($21,524) in the period in 2006 compared to a loss of ($104,070) in the period in 2005. The net loss per share was ($.01) in 2006 and ($.05) in 2005.

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



                                             JOINTLAND DEVELOPMENT, INC.



Date: November 15, 2006                        /s/ Kexi Xu
                                             -----------------------------------
                                             Kexi Xu, President