Form 10KSB
period 2006-12-31
JOINTLAND DEVELOPMENT, INC.
filed 2007-04-17
CIK 1110283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

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

     As of April 13, 2007, 1,979,965 shares of common stock and issued and outstanding. The aggregate market value of the 629,965 shares of Stock held by non-affiliates of Registrant was $62,996 based upon a closing price of $.10 on December 31, 2006.


     Documents  incorporated  by  reference:   (1)  The  Company's  Registration
Statement on Form S-18 (33-41063-A).

     Transitional Small Business Disclosure Format:  Yes [_]  No [X]

                                TABLE OF CONTENTS

                                     PART I                                 PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         6
     Item 3.   Legal Proceedings                                               6
     Item 4.   Submission of Matters to a Vote of Security Holders             6


                                    PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                           10
     Item 8. Changes in and Disagreements With Accountants on Accounting 10 and Financial Disclosure
     Item 8A.  Controls and Procedures                                        10
     Item 8B.  Other Information                                              10

                                    PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              11
     Item 10.  Executive Compensation                                         12
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 14
     Item 12.  Certain Relationships and Related Transactions                 15
     Item 13.  Exhibits                                                       16
     Item 14.  Principal Accountant Fees & Services                           18

SIGNATURES                                                                    19

                                     Part I

Item 1. Description of Business

General Description of Company
------------------------------
History
--------

     Jointland Development, Inc., ("the Company" or "JLDV"), a Florida corporation, was organized in May 25, 1988 as Cornerstone Capital, Inc. and the name was changed on September 22, 1990 to Chatham International, Inc. It completed an initial public offering which commenced on November 14, 1991, comprised of 16,268 shares of Common Stock and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000 at a price of $1,000. The Registrant offered a maximum of 3,000 units and a minimum of 75 units on a best efforts basis. The underwriter for the offering was Boe and Company formerly known as SBV Securities, Inc. A total of 98 units was sold and net proceeds were $67,770. The Company closed its offering May 14, 1992.

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


                           Common Stock              Common Stock
2006                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter                $0.45                       $0.25
2nd Quarter                $0.35                       $0.25
3rd Quarter                $0.3                        $0.1
4th Quarter                $0.15                       $0.1


                           Common Stock              Common Stock
2005                       Bid High                  Bid Low
----------------------------------------------------------------
1st Quarter               $1.00                        $0.30
2nd Quarter               $1.00                        $0.10
3rd Quarter               $1.00                        $0.10
4th Quarter               $0.35                        $0.25


     The Company's shares trade over the counter on the OTC Bulletin Board Quotations represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 2006, there are approximately 219 stockholders of record of the Company's shares.

     No dividends have been declared or paid by the Company and the Company presently intends to retain all future earnings, if any, to finance the expansion and development of its business.


Item 6. Management's  Discussion and Analysis or Plan of Operation

Financial Condition
-------------------

     During fiscal year 2006, the Company continued to be a development stage entity with no sales and revenues. The company had no capital for operations and had minimal business operations.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

Liquidity and Capital Assets
----------------------------

     The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization. The company has no sources of capital except to use its stock for private placements. The company will be reliant upon loans from officers for any cash needs. No loan commitments have been made by anyone.

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($280,903) at December 31, 2005. The Company has $144 for current assets and no other assets.

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


Results of Operations 2006 Compared to 2005
-------------------------------------------

     Business operations were minimal and no revenues were generated in 2006 or 2005. The Company at year end had minimal cash. The Company needed cash or loans from any sources, for any significant business operations.

     During the fiscal year ended December 31, 2006, the Company incurred general and administrative expenses of $28,514 compared to $109,581 in expenses in 2005. The net loss was ($42,429) in 2006 compared to ($109,584) in 2005. Loss per share was ($.02) in 2006 and ($.06) in 2005. The largest factors in expenses for the Company for the year were legal and accounting fees. The Company incurred no officer/director fees in 2006 or in 2005.

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

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

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

     There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no developed business, cash capital of $7 and debt in excess of $323,339 at year end, all of which is current, moderate cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     The Company has incurred significant losses from operations for the year ended December 31, 2006 totalling ($28,514) and such losses are expected to continue. In addition, the company has a $323,332 (approximately) working capital deficit for the year ended December 31, 2006. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     None

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


ITEM 8A(T).  CONTROLS AND PROCEDURES

     Not applicable.


ITEM 8B.  OTHER INFORMATION

     None.


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a).

     The directors and executive officers of the Company as of December 31, 2004, are as follows:

         Name                     Age        Position Held              Tenure
         ----                     ---        -------------              ------
Kexi Xu                            44        President & Director       Annual
King Wong                          50        Secretary                  Annual
Madam Chen Yurong                  28        Director                   Annual

     Mr. Xu Kexi, age 44, graduated from high school in Shanghai in 1982. Mr. Xu was the supervisor of the Shanghai Textile Company from 1982 to 1985, the Export Manager of Shengzhen China Import-Export Company from 1985-1990, the Manager of Shanghai Galaxy Film Limited from 1990-1996. From 1996 to the present, Mr. Xu has been the Chief Executive Officer of Shanghai Asia Loyalty Tradings Limited.

     On December 31, 2005 Mr. King Wong was appointed Secretary and Treasurer of the Company by the Board of Directors. Mr. Wong's biographical information is as follows:

     Mr. King Wong, age 50, has attained university education level in Hangzhou in the People's Republic of China. Mr. Wong has extensive experience in trading, import and export and also property development business. He has worked in various companies established in Zhejiang in Hangzhou, Shanghai and Hong Kong, including the China Resources (Holdings) Co. Ltd. in Hong Kong.

     Madam Chen Yurong, age 28, was graduated in July 2000 from the Xi'an International Studies University. During the period between August 2000 and November 2004, Madam Chen has worked for a property development group in the People's Republic of China by the name of Zhejiang Zhong'an Real Estate Development Co., Ltd. Her scope of work included working as a manager in the finance department of the group as well as being a deputy general manager of the group. As from January 2005 onwards, Madam Chen has been appointed as the president of an associate company of Zhejiang Zhong'an Real Estate Development Co., Ltd.

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



                            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation               Awards

Name and    Year     Consulting     Bonus     Other Annual           Restricted         Securities    Long Term      All Other
Principal            Fees ($) or    ($)       Compensation ($)       Stock              Underlying    Compensation  Compensation
Position             Salary                                          Award(s)($)        Options/SARs  Option
--------    ----     --------      -------    ----------------       -----------        ------------  ------        -------------

=========   ====     =========     ========   ================       ===========        =============  =======       =============
Kexi Xu,    2006          0          0             0                     0                  0            0                0
President,  2005          0          0             0                     0                  0            0                0
Director    2004          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
King Wong,  2006          0          0             0                     0                  0            0                0
Secretary/  2005          0          0             0                     0                  0            0                0
Treasurer   2004          0          0             0                     0                  0            0                0
=========   ====     =========     ========   ================       ===========        =============  =======       =============
Officers    2006          0          0             0                     0                  0            0                0
as a Group  2005          0          0             0                     0                  0            0                0
            2004          0          0             0                     0                  0            0                0
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

Name                                          Annual            Meeting          Consulting         Number         Number of
                                              Retainer          Fees ($)         Fees/Other         of             Securities
                                              Fees ($)                           Fees ($)           Restricted     Underlying
                                                                                                    Shares (#)     Options/SARs(#)
------------------------------    ----------  ----------------  ---------------  ------------------------------  ---------------

A. Kexi Xu                          2006      0                 0                0                  0              0
                                    2005      0                 0                0                  0              0
                                    2004      0                 0                0                  0              0

B. Madam Yurong Chen                2006      0                 0                0                  0              0
                                    2005      0                 0                0                  0              0
                                    2004      0                 0                0                  0              0

C. Directors as a Group             2006      0                 0                0                  0              0
                                    2005      0                 0                0                  0              0
                                    2004      0                 0                0                  0              0
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




Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2006, with respect to the beneficial ownership of the Company's common stock (or Preferred Convertible Stock which would represent 5% or more of the Company's common stock) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company. There were 1,979,956 shares issued and outstanding at December 31, 2006.


a.)      Beneficial Owners

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

     Audit Fees. Jaspers + Hall billed the Company $8,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005 and interim financial statements for quarters ended March 31, 2006, June 30, 2006, and September 30, 2006.

     There were no audit related fees in 2006 or 2005. There were no tax fees or other fees in 2006 or 2005.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2006 and 2005.

     All audit work was performed by the auditors' full time employees.

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Jointland Development, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Jointland Development, Inc. and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders' deficit for the years then ended and for the period May 25, 1988 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jointland Development, Inc. and its subsidiary at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period May 25, 1988 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is in the development stage and conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jaspers + Hall, PC

March 30, 2007


                           JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                                   Consolidated Balance Sheets

                                                                                December 31,          December 31,
                                                                                    2006                  2005
                                                                              -----------------     -----------------
Assets
Current Assets:
         Cash                                                                              $ 7                 $ 144
                                                                              -----------------     -----------------
                 Total Current Assets                                                        7                   144
                                                                              -----------------     -----------------

Total assets                                                                               $ 7                 $ 144
                                                                              =================     =================


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
         Accounts payable and accrued liabilities                                     $ 70,524              $ 50,849
         Advance payable, related party                                                  6,985                     -
         Note payable, related party                                                   245,830               230,198
                                                                              -----------------     -----------------
                 Total current liabilities                                             323,339               281,047
                                                                              -----------------     -----------------


Stockholders' equity (deficit)
         Common stock, $0.001 par value; 100,000,000 shares                              1,981                 1,981
           authorized 1,979,965 shares issued and outstanding
           December 31, 2006 and December 31, 2005 respectively
         Additonal paid in capital                                                   3,480,670             3,480,670
         Deficit accumulated during the development stage                           (3,805,983)           (3,763,554)
                                                                              -----------------     -----------------
                 Total stockholders' equity (deficit)                                 (323,332)             (280,903)
                                                                              -----------------     -----------------

Total liabilities and stockholders' equity (deficit)                                       $ 7                 $ 144
                                                                              =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-2


                           JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                           (Formerly Global Assets and Services, Inc.)
                                  (A Development Stage Company)
                              Consolidated Statements of Operations

                                                                                                         May 25, 1988
                                                                                                        (Inception) to
                                                              December 31,                               December 31,
                                                              2006                   2005                    2006
                                                         ---------------        ---------------        -----------------
Revenue
         Revenue                                                    $ -                    $ -             $    846,545
         Cost of sales                                                -                      -                 (336,524)
                                                         ---------------        ---------------        -----------------
         Gross Profit                                                 -                      -                  510,021
                                                         ---------------        ---------------        -----------------

Operational expenses:
         Doubtful accounts                                            -                      -                   34,469
         Consulting fees                                              -                      -                2,189,459
         Legal and accounting                                    28,393                105,915                  294,781
         Advertising                                                  -                      -                   14,542
         Directors and officer fees                                   -                      -                1,409,500
         Telephone                                                    -                      -                   30,412
         Transfer fees                                                -                    150                      150
         Travel                                                       -                  2,526                   21,935
         Rent                                                         -                      -                   52,594
         Other general expenses                                     121                    990                  249,688
                                                         ---------------        ---------------        -----------------
         Total operational expenses                              28,514                109,581                4,297,530
                                                         ---------------        ---------------        -----------------
Loss from operations                                            (28,514)              (109,581)              (3,787,509)
                                                         ---------------        ---------------        -----------------

Other income (expense):
         Interest income                                              -                      -                    4,021
         Interest expense                                       (13,915)                    (3)                 (22,495)
                                                         ---------------        ---------------        -----------------
Net loss                                                      $ (42,429)             $(109,584)             $(3,805,983)
                                                         ===============        ===============        =================

Net loss per share of common
         stock                                              $ (0.02)               $ (0.06)
                                                         ===============        ===============
Weighted average number of common
         stock outstanding                                    1,979,965              1,979,965
                                                         ===============        ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                                      F-3


                           JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                                 (A Development Stage Company)
                          Consolidated Stockholders' Equity (Deficit)
                                       December 31, 2006

                                                                                                Deficit
                                                                             Additional      accum. during
                                                   Comon Stock                paid-in         the development
                                             # of Shares       Amount         capital            stage            Totals
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 1997                        87,955          $ 88        $ 208,875         $ (208,963)            $ -
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 1998                        87,955            88          208,875           (208,963)              -
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 1999                        87,955            88          208,875           (208,963)              -
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 2000                        87,955            88          208,875           (208,963)              -
                                             -------------   -----------    -------------   ----------------    ------------
Issuance of stock for services                     68,000            68            3,332                  -           3,400
Net loss                                                -             -                -            (39,462)        (39,462)
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 2001                       155,955           156          212,207           (248,425)        (36,062)
                                             -------------   -----------    -------------   ----------------    ------------
Issuance of common stock for cash                     400             1            1,999                  -           2,000
Issuance of common stock for services             136,000           136          679,864                  -         680,000
Issuance of common stock for services              20,000            20           99,980                  -         100,000
Issuance of commonstock for services               10,000            10           49,990                  -          50,000
Issuance of common stock for services              14,200            14           71,023                  -          71,037
Issuance of common stock for
  asset acquisition                                35,000            35          656,215                  -         656,250
Issuance of common stock for services              11,800            12           58,988                  -          59,000
Issuance of common stock for cash                   1,600             1           19,999                  -          20,000
Issuance of common stock for services              98,900            99          494,401                  -         494,500
Net loss                                                -             -                -         (2,103,229)     (2,103,229)
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 2002                       483,855           484        2,344,666         (2,351,654)         (6,504)
                                             -------------   -----------    -------------   ----------------    ------------
Issuance of common stock for services              55,500            55          254,945                  -         255,000
Issuance of common stock for services              52,600            53          254,947                  -         255,000
Issuance of common stock for services               2,000             2            9,998                  -          10,000
Issuance of common stock for services              36,000            36          179,964                  -         180,000
Net loss                                                -             -                -           (746,134)       (746,134)
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 2003                       629,955           630        3,044,520         (3,097,788)        (52,638)
                                             -------------   -----------    -------------   ----------------    ------------
Issuance of common stock for cash               1,000,000         1,000          249,000                  -         250,000
Issuance of common stock for services             150,000           150           37,350                  -          37,500
Issuance of common stock for services                  10             1                -                  -               1
Issuance of common stock for cash                 200,000           200          149,800                  -         150,000
Net loss                                                -             -                -           (556,182)       (556,182)
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 2004                     1,979,965         1,981        3,480,670         (3,653,970)       (171,319)
                                             -------------   -----------    -------------   ----------------    ------------
Net loss                                                -             -                -           (109,584)       (109,584)
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 2005                     1,979,965         1,981        3,480,670         (3,763,554)       (280,903)
                                             -------------   -----------    -------------   ----------------    ------------
Net loss                                                -             -                -            (42,429)        (42,429)
                                             -------------   -----------    -------------   ----------------    ------------
Balance - December 31, 2006                     1,979,965       $ 1,981       $3,480,670       $ (3,805,983)     $ (323,332)
                                             =============   ===========    =============   ================    ============

The accompanying notes are an integral part of these consolidated financial statements.



                           JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (Formerly Global Assets and Services, Inc.)
                                 (A Development Stage Company)
                              Consolidated Statements of Cash Flows

                                                                                                              May 25, 1988
                                                                                                             (Inception) to
                                                                            December 31,                      December 31,
                                                                     2006                 2005                    2006
                                                                 --------------       --------------        -----------------

Cash flows from operating activities:
Net loss                                                             $ (42,429)           $(109,584)            $ (3,805,983)
         Stock issued for services                                           -                    -                2,195,437
         Adjustments to reconcile net loss to net cash used
         in operating activities
         Increase in accounts payable and accrued liabilities           33,590               50,849                   84,439
                                                                 --------------       --------------        -----------------
         Total adjustments                                              33,590               50,849                2,279,876
                                                                 --------------       --------------        -----------------
           Net cash used in operating activities                        (8,839)             (58,735)              (1,526,107)
                                                                 --------------       --------------        -----------------

Cash flows from financing activities:
         Proceeds from notes payable, related party                      1,717                    -                  231,915
         Proceeds from advances payable, related party                   6,985                    -                    6,985
         Issuance of common stock for asset acquisition                      -                    -                  656,250
         Issuance of common stock                                            -                    -                  630,964
                                                                 --------------       --------------        -----------------
           Net cash flows provided by financing activities               8,702                    -                1,526,114
                                                                 --------------       --------------        -----------------

Net (decrease) increase in cash                                         $ (137)           $ (58,735)                     $ 7
                                                                 --------------       --------------        -----------------

Cash and cash equivalents, beginning                                       144               58,879                        -
                                                                 --------------       --------------        -----------------

Cash and cash equivalents, ending                                          $ 7                $ 144                      $ 7
                                                                 ==============       ==============        =================

Supplemental disclosure of cash flow information:
         Cash paid for interest                                            $ -                  $ -                  $ 8,577
                                                                 ==============       ==============        =================
         Cash paid for income taxes                                        $ -                  $ -                      $ -
                                                                 ==============       ==============        =================

Supplemental disclosure of non-cash transactions:
         Common stock issued in exchange for services                      $ -                  $ -              $ 2,195,437
                                                                 ==============       ==============        =================

   The accompanying notes are an integral part of these consolidated financial statements.


                                      F-5

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005


Note 1. Organization, Basis of Presentation and Significant Accounting Policies:

Organization:

The accompanying consolidated financial statements include the accounts of Jointland Development, Inc., a Florida corporation, (the "Company") and its wholly-owned subsidiary, Corporate Empire Limited ("Corporate Empire"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

Foreign Currency Translation:

The financial statements of the Company's foreign subsidiary are measured using the local currency (the Hong Kong Dollar) as the functional currency. Assets and liabilities of the subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period.

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

Foreign Currency Transactions:

Gains and losses from foreign  currency  transaction  are included in net income
(loss). Foreign currency transaction gains and losses were not significant during the years ended December 31, 2006 and 2005.

Loss Per Share:

Loss per share is based on the weighted average number of common shares outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Recently Issued Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of the fiscal year ending December 31, 2007. As the Company has no un-vested options outstanding, the implementation of this standard is not expected to have an immediate impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company's financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

Note 2  Going Concern and Results of Operations:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $42,429 for the year ended December 31, 2006, and an accumulated deficit during the development stage of $3,805,983. The Company's current liabilities exceed current assets by $323,332 at December 31, 2006.

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

Note 3 Notes Payable and Advances Payable, Related Parties:

Advance payable, related party:

During the year ended December 31, 2006, Mr. Chen Yorung, a director of the Company, advance an amount of $6,985 to the Company to pay for operational expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note payable, related party:

During the year ended December 31, 2005, Praise Direct Holding, a stockholder of the Company, advanced funds of $231,915 to the Company in the form of a 6% interest bearing promissory note. During the year ended December 31, 2006, the note accrued interest of $13,915. The note is due upon demand. At December 31, 2006, the promissory note was still outstanding.

Note 4 Stockholders' Deficit:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.001 par value. During the year ended December 31, 2006, the Company did not issue any shares of common stock.

Note 5  Federal Income Taxes:

The Company has made no provision for income taxes because there has been no income generated since 1997 for financial statements or tax purposes.

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

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

                                                        2006           2005
Deferred tax assets
         Net operating loss carry forwards          $  3,805,983   $ 3,763,554
         Valuation allowance                          (3,805,983)   (3,763,554)
                                                    ------------   ------------
         Net deferred tax assets                    $          0   $         0
                                                    ============   ============

The Company had net operating loss carry forwards of approximately $3,805,983 and $3,763,554 at December 31, 2006 and 2005, respectively, for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2011.

Note 6  Segment Information:

The Company operates primarily in a single operating segment, the asset management and capital raising business.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 13, 2007

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



     Signature                       Title                        Date
     ---------                       -----                        ----

/s/ Xu                               President/Director
---------------------------------    & Chief Executive Officer    April 13, 2007
Kexi Xu


Directors:


/s/ Kexi Xu                          Director
---------------------------------                                 April 13, 2007
Kexi Xu

/s/ Madam Yurong Chen                Director                     April 13, 2007
---------------------------------
Madam Yurong Chen