Form 10QSB
period 2007-03-31
JOINTLAND DEVELOPMENT, INC.
filed 2007-05-16
CIK 1110283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to ___________

                       Commission file number : 000-30145


                           JOINTLAND DEVELOPMENT, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                          59-3723328
--------------------------------------                  --------------------
      (State of Incorporation)                        (IRS Employer ID Number)


 7th Floor, New Henry House, No. 10 Ice House Street, Central, Hong Kong, China
                 -----------------------------------------------
                    (Address of principal executive offices)

                                011-852-2824-0008
                           --------------------------
                         (Registrant's Telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2007, there were 1,979,965 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----
         Report of Independent Registered Public Accounting Firm                           F-1

         Balance Sheets - March 31, 2007 and December 31, 2006                             F-2

         Statements of Operations  -
                  Three months ended March 31, 2007 and 2006 and
                  From May 25, 1988 (Inception) to March 31, 2007                          F-3

         Statement of Changes in Stockholders' Deficit -
                  From May 25, 1988 (Inception) to March 31, 2007                          F-4

         Statements of Cash Flows -
                  Three months ended March 31, 2007 and 2006 and
                  From May 25, 1988 (Inception) to March 31, 2007                          F-5

         Notes to Financial Statements                                                     F-6

Item 2.  Management's Discussion and Analysis                                               3

Item 3. Controls and Procedures                                                             4

Item 3A(T).  Controls and Procedures                                                        5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5
                  - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Jointland Development, Inc.

We have reviewed the accompanying Balance Sheets of Jointland Development, Inc. (A Development stage Company) as of March 31, 2007 and the related statements of operations, the statement of stockholders' equity (deficit) and cash flows for the three-month ended March 31, 2007. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
May 14, 2007


                                  JOINTLAND DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                         Balance Sheets

                                                                                 March 31,            December 31,
                                                                                    2007                  2006
                                                                                (Unaudited)            (Audited)
                                                                              -----------------     -----------------
Assets
Current Assets:
         Cash                                                                              $ 7                   $ 7
                                                                              -----------------     -----------------
                 Total Current Assets                                                        7                     7
                                                                              -----------------     -----------------

Total assets                                                                               $ 7                   $ 7
                                                                              =================     =================


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
         Accounts payable and accrued liabilities                                     $ 75,219              $ 70,524
         Advance payable, related party                                                  6,985                 6,985
         Note payable, related party                                                   245,830               245,830
                                                                              -----------------     -----------------
                 Total current liabilities                                             328,034               323,339
                                                                              -----------------     -----------------


Stockholders' equity (deficit)
         Common Stock, $0.001par value; 100,000,000 shares                               1,981                 1,981
           authorized 1,979,965 shares issued and outstanding
           March 31, 2007 and December 31, 2006, respectively
         Additonal paid in capital                                                   3,480,670             3,480,670
         Deficit accumulated during the development stage                           (3,810,678)           (3,805,983)
                                                                              -----------------     -----------------
                 Total stockholders' equity (deficit)                                 (328,027)             (323,332)
                                                                              -----------------     -----------------

Total liabilities and stockholders' equity (deficit)                                       $ 7                   $ 7
                                                                              =================     =================


         See accountants' review report and notes to these financial statements.



                                      JOINTLAND DEVELOPMENT, INC.
                                     (A Development Stage Company)
                                        Statements of Operations
                                              (Unaudited)
                                              May 25, 1988
                                                                   Three Months Ended                   (Inception) to
                                                                       March 31,                          March 31,
                                                              2007                   2006                    2007
                                                         ---------------        ---------------        ------------------
Revenue
         Revenue                                                    $ -                    $ -             $     846,545
         Cost of sales                                                -                      -                  (336,524)
                                                         ---------------        ---------------        ------------------
         Gross Profit                                                 -                      -                   510,021
                                                         ---------------        ---------------        ------------------

Operational expenses:
         Doubtful accounts                                            -                      -                    34,469
         Consulting fees                                              -                      -                 2,189,459
         Legal and accounting                                     1,309                 10,418                   296,090
         Advertising                                                  -                      -                    14,542
         Directors and officer fees                                   -                      -                 1,409,500
         Telephone                                                    -                      -                    30,412
         Transfer fees                                                -                      -                       150
         Travel                                                       -                      -                    21,935
         Rent                                                         -                      -                    52,594
         Other general expenses                                       -                     43                   249,688
                                                         ---------------        ---------------        ------------------
         Total operational expenses                               1,309                 10,461                 4,298,839
                                                         ---------------        ---------------        ------------------
Loss from operations                                             (1,309)               (10,461)               (3,788,818)
                                                         ---------------        ---------------        ------------------

Other Income (expense):
         Interest income                                              -                      -                     4,021
         Interest expense                                        (3,386)                     -                   (25,881)
                                                         ---------------        ---------------        ------------------
Net loss                                                       $ (4,695)             $ (10,461)              $(3,810,678)
                                                         ===============        ===============        ==================

Net loss per share of common
         stock                                                 $    *                 $  (0.01)
                                                         ===============        ===============
Weighted average number of common
         stock outstanding                                    1,979,965              1,979,965
                                                         ===============        ===============

* Less than ($0.01) per share.


         See accountants' review report and notes to these financial statements.

                                          JOINTLAND DEVELOPMENT, INC.
                                         (A Development Stage Company)
                                  Consolidated Stockholders' Equity (Deficit)
                                                 March 31, 2007
                                                  (Unaudited)

                                                                                               Deficit
                                                                            Additional      accum. during
                                              Comon Stock                    paid-in        the development
                                            # of Shares       Amount         capital            stage            Totals
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 1997                       87,955          $ 88        $ 208,875         $ (208,963)            $ -
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 1998                       87,955            88          208,875           (208,963)              -
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 1999                       87,955            88          208,875           (208,963)              -
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 2000                       87,955            88          208,875           (208,963)              -
                                            -------------   -----------    -------------   ----------------   -------------
Issuance of stock for services                    68,000            68            3,332                  -           3,400
Net loss                                               -             -                -            (39,462)        (39,462)
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 2001                      155,955           156          212,207           (248,425)        (36,062)
                                            -------------   -----------    -------------   ----------------   -------------
Issuance of common stock for cash                    400             1            1,999                  -           2,000
Issuance of common stock for services            136,000           136          679,864                  -         680,000
Issuance of common stock for services             20,000            20           99,980                  -         100,000
Issuance of commonstock for services              10,000            10           49,990                  -          50,000
Issuance of common stock for services             14,200            14           71,023                  -          71,037
Issuance of common stock for
  asset acquisition                               35,000            35          656,215                  -         656,250
Issuance of common stock for services             11,800            12           58,988                  -          59,000
Issuance of common stock for cash                  1,600             1           19,999                  -          20,000
Issuance of common stock for services             98,900            99          494,401                  -         494,500
Net loss                                               -             -                -         (2,103,229)     (2,103,229)
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 2002                      483,855           484        2,344,666         (2,351,654)         (6,504)
                                            -------------   -----------    -------------   ----------------   -------------
Issuance of common stock for services             55,500            55          254,945                  -         255,000
Issuance of common stock for services             52,600            53          254,947                  -         255,000
Issuance of common stock for services              2,000             2            9,998                  -          10,000
Issuance of common stock for services             36,000            36          179,964                  -         180,000
Net loss                                               -             -                -           (746,134)       (746,134)
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 2003                      629,955           630        3,044,520         (3,097,788)        (52,638)
                                            -------------   -----------    -------------   ----------------   -------------
Issuance of common stock for cash              1,000,000         1,000          249,000                  -         250,000
Issuance of common stock for services            150,000           150           37,350                  -          37,500
Issuance of common stock for services                 10             1                -                  -               1
Issuance of common stock for cash                200,000           200          149,800                  -         150,000
Net loss                                               -             -                -           (556,182)       (556,182)
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 2004                    1,979,965         1,981        3,480,670         (3,653,970)       (171,319)
                                            -------------   -----------    -------------   ----------------   -------------
Net loss                                               -             -                -           (109,584)       (109,584)
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 2005                    1,979,965         1,981        3,480,670         (3,763,554)       (280,903)
                                            -------------   -----------    -------------   ----------------   -------------
Net loss                                               -             -                -            (42,429)        (42,429)
                                            -------------   -----------    -------------   ----------------   -------------
Balance - December 31, 2006                    1,979,965         1,981        3,480,670         (3,805,983)       (323,332)
                                            -------------   -----------    -------------   ----------------   -------------
Net loss                                               -             -                -             (4,695)         (4,695)
                                            -------------   -----------    -------------   ----------------   -------------
Balance - March 31, 2007                       1,979,965       $ 1,981       $3,480,670       $ (3,810,678)     $ (328,027)
                                            =============   ===========    =============   ================   =============

         See accountants' review report and notes to these financial statements.


                                  JOINTLAND DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                                                                                             May 25, 1988
                                                                        Three Months Ended                  (Inception) to
                                                                              March 31,                        March 31,
                                                                    2007                 2006                    2007
                                                                --------------       --------------        -----------------
Cash flows from operating activities:
Net loss                                                             $ (4,695)           $ (10,461)            $ (3,810,678)
         Stock issued for services                                          -                    -                2,195,437
Adjustments to reconcile net loss to net cash used
         in operating activities
         Increase in accounts payable and accrued liabilities           4,695                2,102                   89,134
                                                                --------------       --------------        -----------------
         Total adjustments                                              4,695                2,102                2,284,571
                                                                --------------       --------------        -----------------
           Net cash used in operating activities                            -               (8,359)              (1,526,107)
                                                                --------------       --------------        -----------------

Cash flows from financing activities:
         Proceeds from notes payable, related party                         -                1,717                  231,915
         Proceeds from advances payable, related party                      -                6,610                    6,985
         Issuance of common stock for asset acquisition                     -                    -                  656,250
         Issuance of common stock                                           -                    -                  630,964
                                                                --------------       --------------        -----------------
           Net cash flows provided by financing activities                  -                8,327                1,526,114
                                                                --------------       --------------        -----------------

Net (decrease) increase in cash                                           $ -                $ (32)                     $ 7
                                                                --------------       --------------        -----------------

Cash and cash equivalents, beginning                                        7                  144                        -
                                                                --------------       --------------        -----------------

Cash and cash equivalents, ending                                         $ 7                $ 112                      $ 7
                                                                ==============       ==============        =================

Supplemental disclosure of cash flow information:
         Cash paid for interest                                           $ -                  $ -                  $ 8,577
                                                                ==============       ==============        =================
         Cash paid for income taxes                                       $ -                  $ -                      $ -
                                                                ==============       ==============        =================

Supplemental disclosure of non-cash transactions:
         Common stock issued in exchange for services                     $ -                  $ -              $ 2,195,437
                                                                ==============       ==============        =================







         See accountants' review report and notes to these financial statements.

                           JOINTLAND DEVELOPMENT, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)

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

                           JOINTLAND DEVELOPMENT, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)

Recently Issued Accounting Pronouncements:

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

                           JOINTLAND DEVELOPMENT, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)

Note 2  Going Concern and Results of Operations:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $4,695 for the three months ended March 31, 2007, and an accumulated deficit during the development stage of $3,810,678. The Company's current liabilities exceed current assets by $328,027 at March 31, 2007.

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

Note 3 Notes payable and Advances payable, related parties:

Advance payable, related party:

During the year ended December 31, 2006, Mr. Chen Yorung, a director of the Company, advanced an amount of $6,985 to the Company to pay for operational expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note payable, related party:

During the year ended December 31, 2005, Praise Direct Holding, a stockholder of the Company, advanced funds of $245,830 to the Company in the form of a 6% interest bearing promissory note. At March 31, 2007, the note accrued interest of $17,240. The note is due upon demand. At March 31, 2007, the promissory note was still outstanding.

Note 4 Stockholders' Deficit:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $0.001 par value. During the three months ended March 31, 2007, the Company did not issue any shares of common stock.

Note 5  Segment Information:

The Company operates primarily in a single operating segment, the asset management and capital raising business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

RESULTS OF OPERATION

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The Company did not recognize any revenues during the three months ended March 31, 2007 and March 31, 2006. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended March 31, 2007, operating expenses were $1,309 compared to $10,461 in the three months ended March 31, 2006. The $9,152 decrease was due to a decrease in our professional fees.

Interest expense for the three months ended March 31, 2007 and 2006 were $3,386 and $0, respectively. We did not recognize any interest income during the three months ended March 31, 2007 and March 31, 2006, respectively.

During the three months ended March 31, 2007, the Company recognized a net loss of $4,695 compared to a net loss of $10,461, during the three months ended March 31, 2006. The decrease of $5,766 was due mostly to the $9,152 decrease in operation expense offset by the $3,386 increase in interest expense. Net loss per share was nominal during the three months ended March 31, 2007 and net loss per share was ($0.01) per share during the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2007, the Company did not use any cash in its operating activities. The Company had cash of $7 at March 31, 2007. The Company did not receive any funds through either financing or investing activities. At March 31, 2007, the Company currently has a working capital deficit of $328,027 and current liabilities exceed current assets by $328,027.

At March 31, 2007, we had $7 in cash. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time.

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

ADDITIONAL FINANCING

NEED FOR ADDITIONAL FINANCING

The Company believes it has insufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. If the losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

There have been no commitments to provide additional funds made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses.

If future revenue declines or operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has neither specific management ability, nor financial resources or plans to enter any other business as of this date.


ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1   Certification of Principal Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2   Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              JOINTLAND DEVELOPMENT, INC.
                                                     (Registrant)



Dated: May 14, 2007                           By: /s/ Kexi Xu
                                                  ----------------------------
                                                  Kexi Xu, President