Form 10QSB
period 2007-06-30
JOINTLAND DEVELOPMENT, INC.
filed 2007-08-20
CIK 1110283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                                For the quarterly period ended June 30, 2007


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from __________ to ___________

                      Commission file number:  000-30145


                           JOINTLAND DEVELOPMENT, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                                  59-3723328
---------------------------------------------              --------------------
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

As of August 10, 2007, there were 1,979,965 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]    No [X]


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                 Page
                                                                                          ----
         Report of Independent Registered Public Accounting Firm                           F-1

         Balance Sheet - June 30, 2007 and December 31, 2006                               F-2

         Statement of Operations  -
                  Six months ended June 30, 2007 and 2006 and
                  From May 25, 1988 (Inception) to June 30, 2007                           F-3

         Statement of Changes in Stockholders' Deficit -
                  From May 25, 1988 (Inception) to June 30, 2007                           F-4

         Statement of Cash Flows -
                  Six months ended June 30, 2007 and 2006 and
                  From May 25, 1988 (Inception) to June 30, 2007                           F-6

         Notes to Financial Statements                                                     F-7

Item 2.  Management's Discussion and Analysis                                               1

Item 3. Controls and Procedures                                                             2

Item 3A(T).  Controls and Procedures                                                        3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        3
                  - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   3

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               3

Item 5.  Other Information - Not Applicable                                                 3

Item 6.  Exhibits                                                                           3

SIGNATURES                                                                                  4

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Jointland Development, Inc.

We have reviewed the accompanying Consolidated Balance Sheet of Jointland Development, Inc., a development stage company, as of June 30, 2007 and the related Consolidated Statement of Operations for the three- and six-month periods ended June 30, 2007 and 2006, the related Consolidated Statement of Cash Flows for the six-month ended June 30, 2007 and 2006 and the Consolidated Statement of Changes of Stockholders' Equity (Deficit). These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC
August 20, 2007


                           JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                                 (A Development Stage Company)
                                   Consolidated Balance Sheet


                                                                               (Unaudited)           Audited
                                                                                 June 30,         December 31,
                                                                                   2007               2006
                                                                              ---------------    ----------------
ASSETS:
Current Assets:
         Cash                                                                            $ 7                 $ 7
                                                                              ---------------    ----------------

                 Total Current Assets                                                      7                   7
                                                                              ---------------    ----------------

TOTAL ASSETS                                                                             $ 7                 $ 7
                                                                              ===============    ================


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Accounts Payable and Accrued Liabilities                                   $ 80,135            $ 70,524
         Due to Director - Chen Yurong                                                 6,985               6,985
         Notes Payable - Shareholder                                                 245,830             245,830
                                                                              ---------------    ----------------

                 Total Current Liabilities                                           332,950             323,339
                                                                              ---------------    ----------------


Stockholders' Equity (Deficit)
Common Stock, $0.001par value; 100,000,000 shares authorized                           1,981               1,981
         1,979,965 shares issued and outstanding June 30,
         2007 and December 31, 2006, respectively
Additional Paid-In Capital                                                         3,480,670           3,480,670
Deficit accumulated during the development stage                                  (3,815,594)         (3,805,983)
                                                                              ---------------    ----------------

                 Total Stockholders' equity (Deficit)                               (332,943)           (323,332)
                                                                              ---------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $ 7                 $ 7
                                                                              ===============    ================


        See accountants' review report and accompanying notes to these financial statements.
                                              F-2



                                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                                         (A Development Stage Company)
                                      Consolidated Statement of Operations
                                                  (Unaudited)

                                                                                                                      May 25, 1988
                                           Three-Month Period Ended               Six-Month Period Ended            (Inception) to
                                                     June 30,                              June 30,                     June 30,
                                       ---------------------------------     ---------------------------------     -----------------
Revenue                                     2007              2006                2007             2006                  2007
                                       ---------------   ---------------     ---------------  ----------------     -----------------
         Revenue                                  $ -               $ -                 $ -               $ -          $ 846,545
         (Less) Cost of Sales                       -                 -                   -                 -              (336,524)
                                       ---------------   ---------------     ---------------  ----------------     -----------------
Gross Profit                                        -                 -                   -                 -               510,021
                                       ---------------   ---------------     ---------------  ----------------     -----------------

         Doubtful Accounts                          -                 -                   -                 -                34,469
         Consulting Fees                            -                 -                   -                 -             2,189,459
         Legal and Accounting                       -             4,817               1,309            15,235               296,090
         Advertising                                                  -                   -                 -                14,542
         Directors and Officer Fees                                   -                   -                 -             1,409,500
         Telephone                                                    -                   -                 -                30,412
         Transfer Fees                                                -                   -                 -                   150
         Travel                                                       -                   -                 -                21,935
         Rent                                                         -                   -                 -                52,594
         Other General Expenses                     -                42                   -                85               249,688
                                       ---------------   ---------------     ---------------  ----------------     -----------------

Total Expenses                                      -             4,859               1,309            15,320             4,298,839
                                       ---------------   ---------------     ---------------  ----------------     -----------------

Net Loss from Operations                            -            (4,859)             (1,309)          (15,320)           (3,788,818)
                                       ---------------   ---------------     ---------------  ----------------     -----------------

Other Revenue/Expense
         Interest Expense                           -                 -              (8,302)                -               (30,797)
         Interest Income                            -                 -                   -                 -                 4,021
                                       ---------------   ---------------     ---------------  ----------------     -----------------

Net Loss                                          $ -          $ (4,859)           $ (9,611)        $ (15,320)          $(3,815,594)
                                       ===============   ===============     ===============  ================     =================

Net Income/Loss per share of common
stock                                         *                 *                   *             $ (0.01)
                                       ===============   ===============     ===============  ================
Weighted average number of common
         shares outstanding                 1,979,965         1,979,965           1,979,965         1,979,965
                                       ===============   ===============     ===============  ================

* Less than ($0.01) per share

        See accountants' review report and accompanying notes to these financial statements.

                                              F-3


                    JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                    Consolidated Stockholders' Equity (Deficit)
                                    (Unaudited)

                                                                                              Deficit
                                                                          Additional          Accum. During
                                                Comon Stock               Paid-In          the Development
                                        # of Shares      Amount           Capital              Stage              Totals
                                        ----------------------------      ------------     ---------------      -----------
Balance - December 31, 1997                 87,955             $ 88         $ 208,875          $ (208,963)             $ -
                                        -----------      -----------      ------------     ---------------      -----------
                                                                  -
Balance - December 31, 1998                 87,955               88           208,875            (208,963)               -
                                        -----------      -----------      ------------     ---------------      -----------

Balance - December 31, 1999                 87,955               88           208,875            (208,963)               -
                                        -----------      -----------      ------------     ---------------      -----------

Balance - December 31, 2000                 87,955               88           208,875            (208,963)               -
                                        -----------      -----------      ------------     ---------------      -----------

Issuance of stock for services 12/11        68,000               68             3,332                                3,400
Loss for year                                                                                     (39,462)         (39,462)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2001                155,955              156           212,207            (248,425)         (36,062)
                                        -----------      -----------      ------------     ---------------      -----------

Issuance of stock for cash 3/28              2,000                2            21,998                               22,000
Issuance of stock for services 3/28        290,900              291         1,454,246                            1,454,537
Issuance of stock for asset
   acquisition 8/12                         35,000               35           656,215                              656,250
Loss for year                                                                                  (2,103,229)      (2,103,229)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2002                483,855              484         2,344,666          (2,351,654)          (6,504)
                                        -----------      -----------      ------------     ---------------      -----------

Issuance of stock for services             146,100              146           699,854                              700,000
Loss for year                                                                                    (746,134)        (746,134)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2003                629,955              630         3,044,520          (3,097,788)         (52,638)
                                        -----------      -----------      ------------     ---------------      -----------

Issuance of stock for cash               1,200,000            1,200           398,800                              400,000
Issuance of stock for services             150,010              151            37,350                               37,501
Loss for year                                                                                    (556,182)        (556,182)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2004              1,979,965            1,981         3,480,670          (3,653,970)        (171,319)
                                        -----------      -----------      ------------     ---------------      -----------

Loss for year                                                                                    (109,584)        (109,584)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2005              1,979,965            1,981         3,480,670          (3,763,554)        (280,903)
                                        -----------      -----------      ------------     ---------------      -----------

Loss for year                                                                                     (42,429)         (42,429)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2006              1,979,965            1,981         3,480,670          (3,805,983)        (323,332)
                                        -----------      -----------      ------------     ---------------      -----------

Loss for period                                                                                    (9,611)          (9,611)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - June 30, 2007                  1,979,965          $ 1,981        $3,480,670        $ (3,815,594)      $ (332,943)
                                        ===========      ===========      ============     ===============      ===========

   See accountants' review report and accompanying notes to these financials statements.

                                         F-4


                           JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                                 (A Development Stage Company)
                              Consolidated Statement of Cash Flows
                                          (Unaudited)

                                                                                                             May 25, 1988
                                                                      Six-Month Period Ended                (Inception) to
                                                                              June 30,                         June 30,
                                                                    2007                 2006                    2007
                                                                --------------       --------------        -----------------
Cash Flows from Operating Activities
Net Loss                                                             $ (9,611)           $ (15,320)            $ (3,815,594)
         Stock issued for services                               .                               -                2,195,438
Adjustments to reconcile net loss to net cash used
         in operating activities
         Increase in Accounts Payable                                   9,611                6,544                   80,135
                                                                --------------       --------------        -----------------

Net Cash Flows Used by Operating Activities                                 -               (8,776)              (1,540,021)
                                                                --------------       --------------        -----------------

Cash Flows from Financing Activities
         Proceeds from Notes - Shareholders                                 -                1,717                  245,830
         Proceeds from Director - Advances                                  -                6,985                    6,985
         Issuance of Common Stock for Asset Acquisition                                          -                  656,250
         Issuance of Common Stock                                           -                    -                  630,963
                                                                --------------       --------------        -----------------

Net Cash Flows Provided by Financing Activities                             -                8,702                1,540,028
                                                                --------------       --------------        -----------------

Net Increase (Decrease) in Cash                                           $ -                $ (74)                     $ 7
                                                                --------------       --------------        -----------------

Cash at Beginning of Period                                                 7                  144                        -
                                                                --------------       --------------        -----------------

Cash at End of Period                                                     $ 7                 $ 70                      $ 7
                                                                ==============       ==============        =================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                           $ -                  $ -                  $ 8,577
                                                                ==============       ==============        =================

         Cash paid for income taxes                                       $ -                  $ -                      $ -
                                                                ==============       ==============        =================

Supplemental Disclosure of Non-Cash Transactions
         Common stock issued in exchange for services                     $ -                  $ -              $ 2,195,438
                                                                ==============       ==============        =================

        See acountants' review report and acompanying notes to these financial statements.

                                              F-5

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the six months ended June 30, 2007


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

Presentation of Interim Information:

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three-months and six-months ended June 30, 2007 and 2006 and the period May 25, 1988 (inception) to June 30, 2007 and cash flows for the six-months ended June 30, 2007 and 2006 and for the period May 25, 1988 (inception) to June 30, 2007. Interim results are not necessarily indicative of results for the full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2006.

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

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the six months ended June 30, 2007

Note 1. Organization,  Basis of Presentation and Significant Accounting Policies
Continued:

Foreign Currency Transactions:

Gains and losses from foreign  currency  transactions are included in net income
(loss). Foreign currency transactions gains and losses were not significant during the years ended December 31, 2006 and 2005.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the six months ended June 30, 2007

Note 1. Organization,  Basis of Presentation and Significant Accounting Policies
Continued:

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

Note 2  Going Concern and Results of Operations:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $9,611 for the six months ended June 30, 2007, and an accumulated deficit during the development stage of $3,815,594. The Company's current liabilities exceed current assets by $332,943 at June 30, 2007.

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

                   JOINTLAND DEVELOPMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the six months ended June 30, 2007

Note 3 Notes payable and Advances payable, related parties Continued:

Note payable, related party:

During the year ended December 31, 2005, Praise Direct Holding, a stockholder of the Company, advanced funds of $245,830 to the Company in the form of a 6% interest bearing promissory note. At June 30, 2007, the note accrued interest of $22,157. The note is due upon demand. At June 30, 2007, the promissory note was still outstanding.

Note 4 Stockholders' Deficit:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $0.001 par value. During the six months ended June 30, 2007, the Company did not issue any shares of common stock.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2006 and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

RESULTS OF OPERATION
--------------------

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The Company did not recognize any revenues during the three months ended June 30, 2007 and June 30, 2006. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the six months ended June 30, 2007, operating expenses were $1,309 compared to $15,320 in the six months ended June 30, 2006. The $14,011 decrease was due to a decrease in our professional fees.

Interest expense for the six months ended June 30, 2007 and 2006 were $8,302 and $0, respectively. We did not recognize any interest income during the six months ended June 30, 2007 and June 30, 2006, respectively.

During the six months ended June 30, 2007, the Company recognized a net loss of $9,611 compared to a net loss of $15,320, during the six months ended June 30, 2006. The decrease of $5,709 was due mostly to the $14,011 decrease in operation expense offset by the $8,302 increase in interest expense. Net loss per share was nominal during the three months ended March 31, 2007 and net loss per share was nominal during the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended June 30, 2007, the Company did not use any cash in its operating activities. The Company had cash of $7 at June 30, 2007. The Company did not receive any funds through either financing or investing activities. At June 30, 2007, the Company currently has a working capital deficit of $332,943 and current liabilities exceed current assets by $328,027.

At June 30, 2007, we had $7 in cash. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time.

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

ADDITIONAL FINANCING
--------------------

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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





                                            JOINTLAND DEVELOPMENT, INC.
                                            (Registrant)



Dated: August 14, 2007                         By: /s/ Kexi Xu
                                                ------------------------------
                                                Kexi Xu, President, CEO &
                                                Acting CFO