Form 10QSB
period 2007-09-30
JOINTLAND DEVELOPMENT, INC.
filed 2007-11-19
CIK 1110283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended September 30, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-30145


                           JOINTLAND DEVELOPMENT, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Florida                                                        59-3723328
----------------------------                               --------------------
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

As of November 14, 2007, there were 1,979,965 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----
         Consolidated Balance Sheet - September 30, 2007 and December 31, 2006             F-1

         Consolidated Statement of Operations  -
                  Three and Nine months  ended  September  30, 2007 and 2006 and
                  From May 25, 1988 (Inception) to September 30, 2007                      F-2

         Consolidated Statement of Changes in Stockholders' Deficit -
                  From May 25, 1988 (Inception) to September 30, 2007                      F-3

         Consolidated Statement of Cash Flows -
                  Nine months ended September 30, 2007 and 2006 and From May 25,
                  1988 (Inception) to September 30, 2007                                   F-4

         Notes to Consolidated Financial Statements                                        F-5

Item 2.  Management's Discussion and Analysis                                               1

Item 3. Controls and Procedures                                                             4

Item 3A(T).  Controls and Procedures                                                        4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                 4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5
                  - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                  JOINTLAND DEVELOPMENT, INC.
                                 (A Development Stage Company)
                                  Consolidated Balance Sheets

                                                                                 (Unaudited)             Audited
                                                                                September 30,          December 31,
                                                                                    2007                   2006
                                                                              ------------------     -----------------

ASSETS:
Current Assets:
         Cash                                                                               $ 7                   $ 7
                                                                              ------------------     -----------------

                 Total Current Assets                                                         7                     7
                                                                              ------------------     -----------------

TOTAL ASSETS                                                                                $ 7                   $ 7
                                                                              ==================     =================


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Accounts Payable and Accrued Liabilities                                      $ 93,646              $ 84,439
         Due to Director - Chen Yurong                                                    6,985                 6,985
         Notes Payable - Shareholder                                                    231,915               245,830
                                                                              ------------------     -----------------

                 Total Current Liabilities                                              332,546               323,339
                                                                              ------------------     -----------------


Stockholders' Equity (Deficit)
Common Stock, $0.001par value; 100,000,000 shares authorized                              1,981                 1,981
         1,979,965 shares issued and outstanding September 30,
         2007 and December 31, 2006, respectively
Additional Paid-In Capital                                                            3,480,670             3,480,670
Deficit accumulated during the development stage                                     (3,815,190)           (3,805,983)
                                                                              ------------------     -----------------

                 Total Stockholders' Equity (Deficit)                                  (332,539)             (323,332)
                                                                              ------------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 7                   $ 7
                                                                              ==================     =================

                      See accompanying notes to these financial statements.


                                           JOINTLAND DVELOPMENT, INC.
                                         (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                  (Unaudited)

                                                  May 25, 1988
                                           Three-Month Period Ended              Nine-Month Period Ended             Inception to
                                                 September 30,                        September 30,                  September 30,
                                       ---------------------------------     ---------------------------------     -----------------
Revenue                                     2007              2006                2007             2006                  2007
                                       ---------------   ---------------     ---------------  ----------------     -----------------
         Revenue                                  $ -               $ -                 $ -               $ -          $    846,545
         (Less) Cost of Sales                                                                                              (336,524)
                                                                                                                   -----------------
Gross Profit                                                                                                                510,021

         Doubtful Accounts                          -                 -                   -                 -                34,469
         Consulting Fees                            -                 -                   -                 -             2,189,459
         Legal and Accounting                   1,005             6,200               2,314            21,435               297,095
         Advertising                                                  -                   -                 -                14,542
         Directors and Officer Fees                                   -                   -                 -             1,409,500
         Telephone                                                    -                   -                 -                30,412
         Transfer Fees                                                -                   -                 -                   150
         Travel                                                       -                   -                 -                21,935
         Rent                                                         -                   -                 -                52,594
         Other General Expenses                     -                 4                   -                89               249,688
                                       ---------------   ---------------     ---------------  ----------------     -----------------

Total Expenses                                  1,005             6,204               2,314            21,524             4,299,844
                                       ---------------   ---------------     ---------------  ----------------     -----------------

Net Loss from Operations                       (1,005)           (6,204)             (2,314)          (21,524)           (3,789,823)
                                       ---------------   ---------------     ---------------  ----------------     -----------------

Other Revenue/Expense
         Interest Expense                      (3,507)                -              (6,893)                -               (29,388)
         Interest Income                            -                 -                   -                 -                 4,021
                                       ---------------   ---------------     ---------------  ----------------     -----------------

Net Loss                                     $ (4,512)         $ (6,204)           $ (9,207)        $ (21,524)          $(3,815,190)
                                       ===============   ===============     ===============  ================     =================

Net Income/Loss per share of common
stock                                     $ (0.00)          $ (0.00))           $ (0.00)          $ (0.01))
                                       ===============   ===============     ===============  ================
Weighted average number of common
         shares outstanding                 1,979,965         1,979,965           1,979,965         1,979,965
                                       ===============   ===============     ===============  ================

                             See accompanying notes to these financial statements.

                                                      F-2


                                  JOINTLAND DEVELOPMENT, INC.
                                 (A Development Stage Company)
                              Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                                             May 25, 1988
                                                                     Nine-Month Period Ended                (Inception) to
                                                                           September 30,                     September 30,
                                                                    2007                 2006                    2007
                                                                --------------       --------------        -----------------
Cash Flows from Operating Activities
Net Profit (Loss)                                                    $ (9,207)           $ (15,320)            $ (3,815,190)
         Stock issued for services                                                               -                2,195,438
Adjustments to reconcile net loss to net cash used
         in operating activities
         Increase (Decrease) in Accounts Payable                        9,207                6,544                   93,646
                                                                --------------       --------------        -----------------

Net Cash Flows Used by Operating Activities                                 -               (8,776)              (1,526,106)
                                                                --------------       --------------        -----------------

Cash Flows from Financing Activities
         Proceeds from Notes - Shareholders                                 -                1,717                  231,915
         Proceeds from Director - Advances                                  -                6,985                    6,985
         Issuance of Common Stock for Asset Acquisition                                          -                  656,250
         Issuance of Common Stock                                           -                    -                  630,963
                                                                --------------       --------------        -----------------

Net Cash Flows Provided by Financing Activities                             -                8,702                1,526,113
                                                                --------------       --------------        -----------------

Net Increase (Decrease) in Cash                                           $ -                $ (74)                     $ 7
                                                                --------------       --------------        -----------------

Cash at Beginning of Period                                                 7                  144                        -
                                                                --------------       --------------        -----------------

Cash at End of Period                                                     $ 7                 $ 70                      $ 7
                                                                ==============       ==============        =================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                           $ -                  $ -                  $ 8,577
                                                                ==============       ==============        =================

         Cash paid for income taxes                                       $ -                  $ -                      $ -
                                                                ==============       ==============        =================

Supplemental Disclosure of Non-Cash Transactions
         Common stock issued in exchange for services                     $ -                  $ -              $ 2,195,438
                                                                ==============       ==============        =================


                     See accompanying notes to these financial statements.


                                          JOINTLAND DEVELOPMENT, INC.
                                         (A Development Stage Company)
                                  Consolidated Stockholders' Equity (Deficit)
                                                  (Unaudited)
                                               September 30, 2007
                                                                                              Deficit
                                                                          Additional       Accum. During
                                               Comon Stock                  Paid-In       the Development
                                        # of Shares      Amount             Capital            Stage              Totals
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 1997                 87,955             $ 88         $ 208,875          $ (208,963)             $ -
                                        -----------      -----------      ------------     ---------------      -----------
                                                                  -
Balance - December 31, 1998                 87,955               88           208,875            (208,963)               -
                                        -----------      -----------      ------------     ---------------      -----------

Balance - December 31, 1999                 87,955               88           208,875            (208,963)               -
                                        -----------      -----------      ------------     ---------------      -----------

Balance - December 31, 2000                 87,955               88           208,875            (208,963)               -
                                        -----------      -----------      ------------     ---------------      -----------

Issuance of stock for services 12/11        68,000               68             3,332                                3,400
Loss for year                                                                                     (39,462)         (39,462)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2001                155,955              156           212,207            (248,425)         (36,062)
                                        -----------      -----------      ------------     ---------------      -----------

Issuance of stock for cash 3/28              2,000                2            21,998                               22,000
Issuance of stock for services 3/28        290,900              291         1,454,246                            1,454,537
Issuance of stock for asset
    acquisition 8/12                        35,000               35           656,215                              656,250
Loss for year                                                                                  (2,103,229)      (2,103,229)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2002                483,855              484         2,344,666          (2,351,654)          (6,504)
                                        -----------      -----------      ------------     ---------------      -----------

Issuance of stock for services             146,100              146           699,854                              700,000
Loss for year                                                                                    (746,134)        (746,134)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2003                629,955              630         3,044,520          (3,097,788)         (52,638)
                                        -----------      -----------      ------------     ---------------      -----------

Issuance of stock for cash               1,200,000            1,200           398,800                              400,000
Issuance of stock for services             150,010              151            37,350                               37,501
Loss for year                                                                                    (556,182)        (556,182)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2004              1,979,965            1,981         3,480,670          (3,653,970)        (171,319)
                                        -----------      -----------      ------------     ---------------      -----------

Loss for year                                                                                    (109,584)        (109,584)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2005              1,979,965            1,981         3,480,670          (3,763,554)        (280,903)
                                        -----------      -----------      ------------     ---------------      -----------

Loss for year                                                                                     (42,429)         (42,429)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - December 31, 2006              1,979,965            1,981         3,480,670          (3,805,983)        (323,332)
                                        -----------      -----------      ------------     ---------------      -----------

Loss for period                                                                                    (9,207)          (9,207)
                                        -----------      -----------      ------------     ---------------      -----------
Balance - September 30, 2007             1,979,965          $ 1,981        $3,480,670        $ (3,815,190)      $ (332,539)
                                        ===========      ===========      ============     ===============      ===========

                             See accompanying notes to these financial statements.

                                                      F-4

                           JOINTLAND DEVELOPMENT, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 2007

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

The unaudited financial statements and related notes for the nine months ended September 30, 2007 presented herein have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements.

Foreign Currency Translation:

The financial statements of the Company's foreign subsidiary are measured using the local currency (the Hong Kong Dollar) as the functional currency. Assets and liabilities of the subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period except for those transactions related to services rendered by U S companies that are stated in U S Dollars.

Foreign Currency Transactions:

Gains and losses from foreign  currency  transaction  are included in net income
(loss). Foreign currency transaction gains and losses were not significant during the years ended December 31, 2007 and 2006.

                           JOINTLAND DEVELOPMENT, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 2007

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

                           JOINTLAND DEVELOPMENT, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 2007

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

Note 2  Going Concern and Results of Operations:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $9,207 for the nine months ended September 30, 2007, and an accumulated deficit during the development stage of $3,815,190. The Company's current liabilities exceed current assets by $332,539 at September 30, 2007.

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

Note 3 Notes payable and Advances payable, related parties:

Advance payable, related party:

During the year ended December 31, 2006, Mr. Chen Yorung, a director of the Company, advance an amount of $6,927 to the Company to pay for operational expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note payable, related party:

During the year ended December 31, 2005, Praise Direct Holding, a stockholder of the Company, advanced funds of $231,915 to the Company in the form of a 6% interest bearing promissory note. At September 30, 2007, the note accrued interest of $20,747. The note is due upon demand. At September 30, 2007, the promissory note was still outstanding.

Note 4 Stockholders' Deficit:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $0.001 par value. During the nine months ended September 30, 2007, the Company did not issue any shares of common stock.

                           JOINTLAND DEVELOPMENT, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 2007

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

RESULTS OF OPERATION

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

The Company did not recognize any revenues during the nine months ended September 30, 2007 and September 30, 2006. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the nine months ended September 30, 2007, operating expenses were $2,314 compared to $21,524 in the nine months ended September 30, 2006. The $19,210 decrease was due to a decrease in our professional fees.

Interest expense for the nine months ended September 30, 2007 and 2006 were $6,893 and $0, respectively. We did not recognize any interest income during the nine months ended September 30, 2007 and September 30, 2006, respectively.

During the nine months ended September 30, 2007, the Company recognized a net loss of $9,207 compared to a net loss of $21,524, during the nine months ended September 30, 2006. The decrease of $12,317 was due mostly to the $19,210 decrease in operation expense offset by the $9,207 increase in interest expense.

Net loss per share was nominal during the nine months ended September 30, 2007 and net loss per share was nominal during the nine months ended September 30, 2006.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

During the three months ended September 30, 2007, operating expenses were $1,005 compared to $6,204 in the three months ended September 30, 2006. The $5,199 decrease was due to a decrease in our professional fees.

Interest expense for the three months ended September 30, 2007 and 2006 were $3,507 and $0, respectively. We did not recognize any interest income during the three months ended September 30, 2007 and September 30, 2006, respectively.

During the three months ended September 30, 2007, the Company recognized a net loss of $4,512 compared to a net loss of $6,204, during the three months ended September 30, 2006. The decrease of $1,692 was due mostly to the $5,199 decrease in operation expense offset by the $3,507 increase in interest expense. Net loss per share was nominal during the three months ended September 30, 2007 and net loss per share was nominal during the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2007, the Company did not use any cash in its operating activities. The Company had cash of $7 at September 30, 2007. The Company did not receive any funds through either financing or investing activities. At September 30, 2007, the Company currently has a working capital deficit of $332,539 and current liabilities exceed current assets by $332,539.

At September 30, 2007, we had $7 in cash. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report September 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

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




                                       OINTLAND DEVELOPMENT, INC.
                                       Registrant)



Dated: November 14, 2007               By: /s/ Kexi Xu
                                           -------------------------------------
                                           Kexi Xu, President